Form 10-Q
period 1996-03-31
PROXIM INC /DE/
filed 1996-05-15
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________


                           COMMISSION FILE NO. 0-22700


                                  PROXIM, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                          77-0059429
(State of incorporation)                    (I.R.S. Employer Identification No.)



                            295 NORTH BERNARDO AVENUE
                         MOUNTAIN VIEW, CALIFORNIA 94043
                                 (415) 960-1630
               (Address, including zip code, and telephone number,
        including area code, of Registrant's principal executive offices)

                                 --------------


Former name, former address and former fiscal year, if changed since last report: Not Applicable.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  Title of Class                  Outstanding as of March 31, 1996
                  --------------                  --------------------------------
     Common Stock, par value $.001 per share                  7,456,000

                                  PROXIM, INC.

                                      Index

PART 1 - FINANCIAL INFORMATION                                           Page
                                                                         ----
  Item 1.  Financial Statements:

      Balance Sheet at March 31, 1996 and December 31, 1995 .............  3

      Statement of Operations for the Three Months Ended
        March 31, 1996 and 1995 .........................................  4

      Statement of Cash Flows for the Three Months Ended
        March 31, 1996 and 1995 .........................................  5

      Notes to Financial Statements .....................................  6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................  7

PART  II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K ............................ 11

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  MARCH 31,      December 31,
                                                                                    1996            1995
                                                                                 ------------    ------------
                                   ASSETS

Current assets:
   Cash and cash equivalents ..............................................        $  5,590         $  6,247
   Accounts receivable, net ...............................................           6,350            6,810
   Inventories ............................................................           8,112            7,891
   Deferred tax assets ....................................................           1,275            1,231
   Other assets ...........................................................             279              128
                                                                                   --------         --------

      Total current assets ................................................          21,606           22,307
Property and equipment, net ...............................................           2,269            1,800
                                                                                   --------         --------
                                                                                   $ 23,875         $ 24,107
                                                                                   ========         ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .......................................................        $  2,331         $  3,747
   Accrued liabilities ....................................................           2,019            1,910
                                                                                   --------         --------

      Total current liabilities ...........................................           4,350            5,657
                                                                                   --------         --------

Stockholders' equity:
   Common Stock, $.001 par value, 25,000 shares authorized; 7,456 and 7,257
      shares issued and outstanding .......................................               7                7
Additional paid-in capital ................................................          27,757           27,594
   Accumulated deficit ....................................................          (8,239)          (9,151)
                                                                                   --------         --------

      Total stockholders' equity ..........................................          19,525           18,450
                                                                                   --------         --------
                                                                                   $ 23,875         $ 24,107
                                                                                   ========         ========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                       Three Months Ended
                                                            March 31,
                                                      ---------------------
                                                       1996          1995
                                                      ------        -------
Revenue ......................................        $8,901        $ 3,363
Cost of revenue ..............................         4,539          1,619
                                                      ------        -------
Gross profit .................................         4,362          1,744
                                                      ------        -------

Operating expenses:
   Research and development ..................         1,070            652
   Selling, general and administrative .......         2,127          1,235
                                                      ------        -------

      Total operating expenses ...............         3,197          1,887
                                                      ------        -------

Income (loss) from operations ................         1,165           (143)
Interest and other income, net ...............            84            163
                                                      ------        -------

Income before income taxes ...................         1,249             20
Provision for income taxes ...................           337              2
                                                      ------        -------

Net income ...................................        $  912        $    18
                                                      ======        =======

Net income per share .........................        $ 0.11        $  0.00
                                                      ======        =======

Weighted average common shares and equivalents         8,268          7,733
                                                      ======        =======


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                            ------------------------
                                                                             1996             1995
                                                                            -------         --------
Cash flows from operating activities:
   Net income ......................................................        $   912         $     18
   Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization ...................................            160               94
   Deferred tax assets .............................................            (44)              --
   Changes in assets and liabilities:
      Accounts receivable ..........................................            460              342
      Inventories ..................................................           (221)            (465)
      Other assets .................................................           (151)              64
      Accounts payable .............................................         (1,416)            (649)
      Accrued liabilities ..........................................            109              199
                                                                            -------         --------

        Net cash used in operating activities ......................           (191)            (397)
                                                                            -------         --------

Cash flows used in investing activities for purchases of property
  and equipment ....................................................           (629)            (539)
                                                                            -------         --------

Cash flows provided by financing activities from issuance of
Common Stock .......................................................            163              127
                                                                            -------         --------

Net decrease in cash and cash equivalents ..........................           (657)            (809)
Cash and cash equivalents, beginning of period .....................          6,247           11,300
                                                                            -------         --------

Cash and cash equivalents, end of period ...........................        $ 5,590         $ 10,491
                                                                            =======         ========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

         The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the balance sheets. The quarterly financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, included in the 1995 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.


INVENTORIES (IN THOUSANDS):

                                                           March 31,    December 31,
                                                             1996          1995
                                                         ------------   ------------
                                                          (UNAUDITED)

   Raw materials ...................................        $1,665        $1,609
   Work-in-process .................................         3,070         2,987
   Finished goods ..................................         3,377         3,295
                                                            ------        ------
                                                            $8,112        $7,891
                                                            ======        ======

NET INCOME PER SHARE:

         Net income per share is based upon the weighted average number of outstanding shares of Common Stock plus dilutive common stock equivalents during the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.


         The following table presents the percentages of total revenue represented by certain line items from the Statement of Operations for the periods indicated.

                                                THREE MONTHS ENDED
                                                ------------------
                                                     MARCH 31,
                                                     ---------
                                                1996          1995
                                                -----         -----
Revenue ..............................          100.0%        100.0%
Cost of revenue ......................           51.0%         48.1%
                                                -----         -----
Gross profit .........................           49.0%         51.9%
                                                -----         -----
Operating expenses:
   Research and development ..........           12.0%         19.4%
   Selling, general and administrative           23.9%         36.7%
                                                -----         -----
      Total operating expenses .......           35.9%         56.1%
                                                -----         -----
Income (loss) from operations ........           13.1%         (4.2)%
Interest income, net .................             .9%          4.8%
                                                -----         -----
Income before income taxes ...........           14.0%          0.6%
Provision for income taxes ...........            3.8%          0.1%
                                                -----         -----
Net income ...........................           10.2%          0.5%
                                                =====         =====

RESULTS OF OPERATIONS

REVENUE

         Revenue increased 165% in the first quarter of 1995 compared to the first quarter of 1994. The increase in revenue was primarily attributable to increased unit sales of 2.4 GHz OEM products, RangeLAN2 branded products and private label RangeLAN2 products, including increased revenue from shipments to international independent distributors and to OEM customers that have recently launched RangeLAN2-based 2.4 GHz product lines in North America, Europe and Asia.

GROSS PROFIT

         Gross profit as a percentage of revenue was 49.0% and 51.9% in the first quarter of 1996 and 1995, respectively. Gross profit as a percentage of revenue decreased in the first quarter of 1996 compared to the first quarter of 1995 due to a change in the mix of revenue from 902 MHz products to 2.4 GHz OEM products and branded RangeLAN2 products, and to a lesser extent, higher costs related to manufacturing 2.4 GHz products for North America, Europe and Asia. Gross profit as a percentage of total revenue may fluctuate in future periods depending on the mix of revenue from 902 MHz products and RangeLAN2 branded and OEM products, and to a lesser extent, higher costs related to manufacturing 2.4 GHz products for North America, Europe and Asia.

RESEARCH AND DEVELOPMENT

         Research and development expenses as a percentage of revenue were 12.0% and 19.4% in the first quarter of 1996 and 1995, respectively. Research and development expenses declined as a percentage of revenue in the first quarter of 1996 compared to the first quarter of 1995 primarily due to increases in research and development expenses at a rate that was not commensurate with increases in revenue. Research and development expenses increased in absolute dollars in the first quarter of 1996 compared to the first quarter of 1995 primarily due to the increased number of engineering employees, continued investment in integrating the Company's technology and designs into ASICs, development of networking software and protocols, costs related to performance enhancements in the RangeLAN2 architecture, and costs related to product certifications. The Company expects that research and development expenses will continue to increase in absolute dollars but may vary over time as a percentage of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses as a percentage of revenue were 23.9% and 36.7% in the first quarter of 1996 and 1995, respectively. Selling, general and administrative expenses declined as a percentage of revenue in the first quarter of 1996 compared to the first quarter of 1995 primarily due to increases in selling, general and administrative expenses at a rate that was not commensurate with increases in revenue. Selling, general and administrative expenses increased in absolute dollars in the first quarter of 1996 compared to the first quarter of 1995 primarily due to the hiring of additional marketing and sales personnel to support the Company's growth and expansion into international markets, and increased trade show and promotional expenses. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars but may vary over time as a percentage of revenue.

INTEREST INCOME, NET

          Interest income, net decreased in the first quarter of 1996 compared to the first quarter of 1995 primarily due to the decrease in cash balances.

INCOME TAXES

         The Company's estimated effective income tax rate was 27% and 10% for the first quarters of 1996 and 1995, respectively. The 1996 estimated effective income tax rate is less than the combined federal and state statutory rates based on the expected utilization of available net operating loss carryforwards and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         In the first quarter of 1996, $191,000 of cash was used in operating activities primarily to fund increases in inventories and decreases in accounts payable, partially offset by net income for the period, cash provided by decreases in accounts receivable and increases in other current liabilities. In the first quarter of 1995, $397,000 of cash was used in operating activities primarily to fund increases in inventories and decreases in accounts payable, partially offset by cash provided by decreases in accounts receivable and increases in other current liabilities.

         In the first quarter of 1996 and 1995, the Company purchased $629,000 and $539,000, respectively, of property and equipment. Capital expenditures in the first quarter of 1996 and 1995 were primarily for manufacturing and engineering test equipment, office furniture and leasehold improvements related to the Company's facilities expansion.

         At March 31, 1996, the Company's principal sources of liquidity were cash and cash equivalents of $5,590,000. The Company believes the existing funds to be sufficient to fund its working capital and other cash requirements for the balance of the current fiscal year. There can no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on reasonable terms, if at all, at such time or times as required by the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         In addition to the other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

Limited Operating History; Potential Fluctuations in Future Operating Results. The Company was in the development stage from its inception in December 1984 until August 1990 and had an accumulated deficit of approximately $8.2 million at March 31, 1996. Although the Company has achieved profitability in its last twelve fiscal quarters and has experienced revenue growth in thirteen of its last fourteen fiscal quarters, the Company experienced a sequential decline in revenue in the third quarter of 1994 which resulted in a loss from operations, and there can be no assurance that revenue growth or profitability will continue on a quarterly or annual basis.

         The Company believes that its future operating results over both the short and long term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside the control of the Company, including fluctuating market demand for, and declines in the average selling prices of, the Company's products, the timing of significant orders from OEM customers, delays in the introduction of the Company's new products, competitive product introductions, the mix of products sold, changes in the Company's distribution channels, the failure to anticipate changing customer product requirements, changes in the regulatory environment, the cost, availability and quality of components from the Company's suppliers and general economic conditions. Historically, the Company has not operated with a significant order backlog and a substantial portion of the Company's revenue in any quarter has been derived from orders booked in that quarter. Accordingly, the Company's sales expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are based, in large part, on these estimates and if orders and sales do not meet expectations, the Company's operating results will be adversely affected.

Rapid Technological Change; Ongoing New Product Development Requirements. The wireless communications industry is characterized by very rapid technological change and intense competition. To remain competitive, the Company must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness. Given the emerging nature of the wireless LAN market, there can be no assurance that the Company's products or technology will not be rendered obsolete by alternative technologies. The Company's success is also dependent on its ability to develop new products for existing and emerging wireless communications markets, to introduce such products in a timely manner and to have them designed into new products developed by OEM customers. The development of new wireless networking products is highly complex, and wireless LAN companies, including Proxim, from time to time have experienced delays in developing and introducing new products. Due to the intensely competitive nature of the Company's business, any delay in the commercial availability of new products could have a material adverse effect on the Company's operating results.

         In addition, the Company has incurred and expects to continue to incur significant research and development expenses. If the Company is unable to develop or obtain access to advanced wireless networking technologies as they become available, or is unable to design, develop and introduce competitive new products on a timely basis, or is unable to hire qualified engineers to develop such technologies and products, its future operating results would be materially and adversely affected.

Sole or Limited Sources of Supply. Certain parts and components used in the Company's products, including the Company's proprietary ASICs and assembled circuit boards, are only available from single sources, and other parts are available from only a limited number of sources. The Company's reliance on these sole source or limited source suppliers involves certain risks, including the possibility of a shortage or discontinuation of certain key components and reduced control over delivery schedules, manufacturing capability, quality and costs. In addition, the purchase of certain key components involves long lead times and in the event of unanticipated increases in demand for the Company's products, the Company may be unable to manufacture certain products in a quantity sufficient to meet its customers' demand. Business disruptions or financial difficulties of a sole or limited source supplier could materially and adversely impact the Company by increasing product costs, or reducing or eliminating the availability of such components. In such event, the inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products on a timely basis and could have a material adverse effect on its operating results.

International Sales. Revenue from sales to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 4%, 6% and 24% of total revenue in 1993, 1994 and 1995, respectively, and 33% of total revenue in the first quarter of 1996. The Company expects that revenue from sales to international customers will continue to represent a substantial portion of total revenue for the foreseeable future. Revenue from sales to international customers is subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations and political and economic instability. While international sales are typically denominated in U.S. dollars and the Company typically extends limited credit terms, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Additionally, payment cycles for international distributors are typically longer than for distributors in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products to foreign customers. The Company's business and operating results could be materially and adversely affected if foreign markets do not continue to develop or the Company does not receive additional orders to supply its products for use by foreign customers.

Management of Growth. Depending on the extent of its future growth, the Company may experience a significant strain on its management, operational and financial resources. The Company's ability to manage its growth effectively will require it to improve its operational and financial systems. These demands would require the addition of new management personnel and the development of additional expertise by existing management. The failure of the Company's management team to effectively manage growth, should it occur, could have a material adverse impact on the Company's results of operations.

Dependence on Key Employees. The Company is highly dependent on the technical and management skills of its key employees, including in particular David C. King, Chairman, President and Chief Executive Officer, and Juan Grau, Vice President of Engineering. The Company does not have employment agreements with, or key man life insurance on the life of, either person. The loss of the services of any key employees could adversely affect the Company's business and operating results. The Company's success also depends in large part on a limited number of key technical, marketing and sales employees and on the Company's ability to continue to attract, assimilate and retain additional highly talented personnel. Competition for qualified personnel in the wireless data communications and networking industries is intense. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract, assimilate or retain additional skilled personnel as required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits:

   Exhibit #     Description of Document
   ---------     -----------------------

     3.1(1)       Amended Articles of Incorporation.

     3.2(1)       Certificate of Incorporation of Registrant.

     3.3(1)       Restated Certificate of Incorporation.

     3.4(1)       Bylaws of Registrant.

     4.1(1)       Form of Common Stock Certificate.

     4.3(1)       Series A Preferred Stock Purchase Agreement dated May 2, 1991.

     4.4(1) Registration and Information Rights and Modification Agreement dated May 2, 1991 as amended.

     10.1(1) Form of Registrant's Indemnification Agreement for Officers and Directors, Delaware.

     10.2(1)(4)   1993 Employee Stock Purchase Plan and form of Subscription
                  Agreement, as amended.

     10.3(1)      1986 Incentive Stock Option Plan and form of Stock Option
                  Agreement.

     10.4(1) Services Agreement dated June 17, 1992 between the Company and Sears Technology Services, Inc.

     10.5(1) Lease Agreement dated February 18, 1993 between Proxim, Inc. and Vanni Business Park Partnership.

     10.6(1) Security and Loan Agreement dated August 17, 1993 between Proxim, Inc. and Imperial Bank.

     10.7(2) Amendment to lease Agreement dated August 28, 1994 between Proxim, Inc. and Vanni Business Park Partnership.

     10.8(3)      1994 Director Option Plan and form of Subscription Agreement.

     10.9(4)      1995 Long-Term Incentive Plan and form of Subscription
                  Agreement.

B.  Reports on Form 8-K:

         No Reports on Form 8-K were filed during the quarter ended March 31, 1996.


- - ----------
(1) Incorporated by reference to the Registrant's Registration Statement No. 33-70712 filed with the Securities and Exchange Commission on December 15, 1993.

(2) Incorporated by reference to the Registrant's Form 10-Q for the period ended September 30, 1994 filed with the Securities and Exchange Commission on November 14, 1994.

(3) Incorporated by reference to the Registrant's Form S-8 filed with the Securities and Exchange Commission on April 13, 1994.

(4) Incorporated by reference to the Registrant's Registration Statement No. 33-94910 filed with the Securities and Exchange Commission on July 19, 1995.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 13th day of May, 1996.



                          PROXIM, INC.


                          By:      /s/ Keith E. Glover
                                   ---------------------------------------------
                                   Keith E. Glover,
                                   Vice President of Finance and Administration
                                     and Chief Financial Officer


Dated:  May 13, 1996