Form 10-Q
period 1996-06-30
PROXIM INC /DE/
filed 1996-08-13
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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
                               Yes  X   No
                                  -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Title of Class                        Outstanding as of June 30, 1996
           --------------                        -------------------------------
Common Stock, par value $.001 per share                      7,620,070

                                  PROXIM, INC.

                                      Index


PART 1 - FINANCIAL INFORMATION                                                       Page
                                                                                     ----

   Item 1.  Financial Statements:

     Balance Sheet at June 30, 1996 and December 31, 1995.........................     3

     Statement of Operations for the Three Months and Six Months
       Ended June 30, 1996 and 1995...............................................     4

     Statement of Cash Flows for the Six Months Ended
       June 30, 1996 and 1995.....................................................     5

     Notes to Financial Statements................................................     6


     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..........................................     7


PART  II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K....................................    14

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    1996            1995
                                                                                  --------        --------

                                     ASSETS
Current assets:
   Cash and cash equivalents ..............................................       $  5,013        $  6,247
   Accounts receivable, net ...............................................          7,431           6,810
   Inventories ............................................................          9,719           7,891
   Deferred tax assets ....................................................          1,319           1,231
   Other assets ...........................................................            190             128
                                                                                  --------        --------
      Total current assets ................................................         23,672          22,307
Property and equipment, net ...............................................          2,834           1,800
                                                                                  --------        --------
                                                                                  $ 26,506        $ 24,107
                                                                                  ========        ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................................       $  2,975        $  3,747
   Accrued liabilities ....................................................          2,281           1,910
                                                                                  --------        --------
      Total current liabilities ...........................................          5,256           5,657
                                                                                  --------        --------

Stockholders' equity:
   Common Stock, $.001 par value, 25,000 shares authorized; 7,620 and 7,257
      shares issued and outstanding .......................................              8               7
   Additional paid-in capital .............................................         28,468          27,594
   Accumulated deficit ....................................................         (7,226)         (9,151)
                                                                                  --------        --------
      Total stockholders' equity ..........................................         21,250          18,450
                                                                                  --------        --------
                                                                                  $ 26,506        $ 24,107
                                                                                  ========        ========



   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                     ---------------------       ---------------------
                                                       1996          1995          1996          1995
                                                     -------       -------       -------       -------


Revenue ......................................       $ 9,751       $ 4,202       $18,652       $ 7,565
Cost of revenue ..............................         5,051         2,002         9,590         3,621
                                                     -------       -------       -------       -------
Gross profit .................................         4,700         2,200         9,062         3,944
                                                     -------       -------       -------       -------
Operating expenses:
   Research and development ..................         1,192           754         2,262         1,406
   Selling, general and administrative .......         2,186         1,360         4,313         2,595
                                                     -------       -------       -------       -------
      Total operating expenses ...............         3,378         2,114         6,575         4,001
                                                     -------       -------       -------       -------

Income (loss) from operations ................         1,322            86         2,487           (57)
Interest and other income, net ...............            65           142           149           305
                                                     -------       -------       -------       -------
Income before income taxes ...................         1,387           228         2,636           248
Provision for income taxes ...................           374            23           711            25
                                                     -------       -------       -------       -------
Net income ...................................       $ 1,013       $   205       $ 1,925       $   223
                                                     =======       =======       =======       =======
Net income per share .........................       $  0.12       $  0.03       $  0.23       $  0.03
                                                     =======       =======       =======       =======
Weighted average common shares and equivalents         8,558         7,842         8,392         7,745
                                                     =======       =======       =======       =======




   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                         1996            1995
                                                                                       --------        --------


Cash flows from operating activities:
   Net income ..................................................................       $  1,925        $    223
   Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization ...............................................            367             223
   Deferred tax assets .........................................................            (88)           --
   Changes in assets and liabilities:
      Accounts receivable ......................................................           (621)           (673)
      Inventories ..............................................................         (1,828)           (724)
      Other assets .............................................................            (62)             91
      Accounts payable .........................................................           (772)           (451)
      Accrued liabilities ......................................................            371             223
                                                                                       --------        --------
        Net cash used in operating activities ..................................           (708)         (1,088)
                                                                                       --------        --------

Cash flows used in investing activities for purchases of property
  and equipment ................................................................         (1,401)           (828)
                                                                                       --------        --------

Cash flows provided by financing activities from issuance of
   Common Stock ................................................................            875             146
                                                                                       --------        --------

Net decrease in cash and cash equivalents ......................................         (1,234)         (1,770)
Cash and cash equivalents, beginning of period .................................          6,247          11,300
                                                                                       --------        --------

Cash and cash equivalents, end of period .......................................       $  5,013        $  9,530
                                                                                       ========        ========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



BASIS OF PRESENTATION

         The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair statement of the results of operations for the interim periods covered and the financial condition of the Company at the date of the balance sheets. The quarterly financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, included in the 1995 Annual Report on Form 10-K and the Company's Registration Statement on Form S-3 dated July 18, 1996. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.


INVENTORIES (IN THOUSANDS):

                                              JUNE 30,    DECEMBER 31,
                                                1996         1995
                                              --------    ------------


     Raw materials .....................       $1,993       $1,609
     Work-in-process ...................        3,679        2,987
     Finished goods ....................        4,047        3,295
                                               ------       ------
                                               $9,719       $7,891
                                               ======       ======


NET INCOME PER SHARE:

         Net income per share is based upon the weighted average number of outstanding shares of Common Stock plus dilutive common stock equivalents during the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth under "Certain Factors That May Affect Future Operating Results" below.

         The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto.

         The following table presents the percentages of total revenue represented by certain line items from the Statement of Operations for the periods indicated.

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                ------------------           ----------------
                                                     JUNE 30,                    JUNE 30,
                                                     --------                    --------
                                                1996          1995          1996          1995
                                               ------        ------        ------        ------


Revenue ..............................          100.0%        100.0%        100.0%        100.0%
Cost of revenue ......................           51.8%         47.6%         51.4%         47.9%
                                               ------        ------        ------        ------
Gross profit .........................           48.2%         52.4%         48.6%         52.1%
                                               ------        ------        ------        ------

Operating expenses:
   Research and development ..........           12.2%         17.9%         12.1%         18.6%
   Selling, general and administrative           22.4%         32.4%         23.2%         34.3%
                                               ------        ------        ------        ------
      Total operating expenses .......           34.6%         50.3%         35.3%         52.9%
                                               ------        ------        ------        ------

Income (loss) from operations ........           13.6%          2.1%         13.3%          (.8)%
Interest and other income, net .......             .6%          3.3%           .8%          4.0%
                                               ------        ------        ------        ------

Income before income taxes ...........           14.2%          5.4%         14.1%          3.2%
Provision for income taxes ...........            3.8%           .5%          3.8%           .3%
                                               ------        ------        ------        ------

Net income ...........................           10.4%          4.9%         10.3%          2.9%
                                               ======        ======        ======        ======


RESULTS OF OPERATIONS

REVENUE

         Revenue increased 132% in the second quarter of 1996 compared to the second quarter of 1995 and 147% in the first six months of 1996 compared to the first six months of 1995. The increase in revenue in the interim periods of 1996 compared to the interim periods of 1995 was primarily attributable to increased unit sales of 2.4 GHz OEM products and RangeLAN2 branded products, including increased revenue from shipments to international distributors and to OEM customers that have recently introduced RangeLAN2-based 2.4 GHz product lines in North America, Europe and Asia.

GROSS PROFIT

         Gross profit as a percentage of revenue was 48.2% and 52.4% in the second quarter of 1996 and 1995, respectively, and 48.6% and 52.1% in the first six months of 1996 and 1995, respectively. Gross profit as a percentage of revenue declined in the interim periods of 1996 compared to the interim periods of 1995 due to a change in the mix of revenue from higher gross margin 900 MHz products to lower gross margin 2.4 GHz products, and costs related to the initial production of and increasing the manufacturing capacity for 2.4 GHz product versions designed to meet certification requirements in North America, Europe and Japan. Gross profit as a percentage of revenue may fluctuate in future periods depending primarily on the mix of revenue between 900 MHz products and 2.4 GHz products.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased in the interim periods of 1996 compared to the interim periods of 1995 primarily due to the increased number of engineering employees, continued investment in integrating the Company's technology and designs into ASICs, development of wireless protocols and network software drivers, costs related to performance enhancements to the RangeLAN2 architecture, and costs related to product certifications. Research and development expenses declined as percentage of revenue in the interim periods of 1996 compared to the interim periods of 1995 primarily due to increases in revenue. To date, all of the Company's research and development costs have been expensed as incurred. The Company currently does not anticipate further significant declines in research and development expenses as a percentage of revenue. The Company expects that research and development expenses will continue to increase substantially in absolute dollars but may vary over time as a percentage of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased in the interim periods of 1996 compared to the interim periods of 1995 primarily due to the hiring of additional marketing and sales personnel to support the Company's growth, particularly its expansion in international markets, as well as increased trade show and promotional expenses. Selling, general and administrative expenses declined as a percentage of revenue in the interim periods of 1996 compared to the interim periods of 1995 primarily due to increases in revenue. The Company currently does not anticipate further significant declines in selling, general and administrative expenses as a percentage of revenue. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars but may vary over time as a percentage of revenue.

INTEREST AND OTHER INCOME, NET

          Interest and other income, net decreased in the interim periods of 1996 compared to the interim periods of 1995 primarily due to the decrease in cash balances.

INCOME TAXES

         The Company's estimated effective income tax rate was 27% and 10% for the interim periods of 1996 and 1995, respectively. The 1996 estimated effective income tax rate is less than the combined federal and state statutory rates based on the expected utilization of available net operating loss carryforwards and tax credits. The provision for income taxes for the interim periods of 1995 primarily represented alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

         In the first six months of 1996, $708,000 of cash was used in operating activities primarily to fund increases in inventories and accounts receivable, and decreases in accounts payable, partially offset by net income for the period and by cash provided by increases in accrued liabilities. In the first six months of 1995, $1,088,000 of cash was used in operating activities primarily to fund increases in inventories and accounts receivable, and decreases in accounts payable, partially offset by net income for the period and by cash provided by increases in accrued liabilities.

         In the first six months of 1996 and 1995, the Company purchased $1,401,000 and $828,000, respectively, of property and equipment. Capital expenditures in the first six months of 1996 and 1995 were primarily for manufacturing and engineering test equipment, office furniture and leasehold improvements related to the Company's facilities expansion.

         At June 30, 1996, the Company had cash and cash equivalents of approximately $5,013,000. In July 1996, the Company issued 2,012,500 shares of its common stock pursuant to an underwritten public offering which generated approximately $47,000,000 of net proceeds to the Company. The Company believes the net proceeds from the secondary public offering, together with its existing working capital and cash generated from operations, if any, will be sufficient to finance any cash acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or additional acquisitions, the Company will consider additional financing. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         In addition to the other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

         Potential Fluctuations in Future Operating Results. The Company has experienced, and may in the future continue to experience, significant annual and quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside the Company's control. These factors include fluctuating market demand for, and declines in the average selling prices of, the Company's products, the timing of and delays or cancellations of significant orders from OEM customers, the cost, availability and quality of components from the Company's suppliers, the cost, availability, and quality of assemblies from manufacturing subcontractors, the lengthy sales and design-in cycles for OEM products, delays in the introduction of the Company's new products, competitive product introductions, market adoption of new technologies and standards, the mix of products sold, the effectiveness of the Company's distribution channels, the failure to anticipate changing customer product requirements, seasonality, manufacturing capacity and efficiency, changes in the regulatory environment and general economic conditions. Historically, the Company has not operated with a significant order backlog and a substantial portion of the Company's revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, the Company's revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, the Company's operating results could be materially adversely affected. In this regard, in the third quarter of 1994, the Company experienced a decrease in revenue and an operating loss as a result of lower than expected orders in connection with the transition of several OEM customers from 900 MHz products to 2.4 GHz RangeLAN2 products. There can be no assurance that the Company will not experience future quarter to quarter decreases in revenue and gross margins or quarterly operating losses. In addition, due to the timing of orders from OEM customers, the Company has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products have caused, and may in the future cause, operating results to vary significantly from quarter to quarter. It is possible that due to such fluctuations or other factors, the Company's future operating results could be below the expectations of securities analysts and investors. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected.

         Dependence on a Limited Number of OEM Customers. Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 70%, 79%, 56%, and 83% of the Company's total revenue during the first six months of 1996 and during 1995, 1994 and 1993, respectively, were to OEM customers. Sales to two OEM customers represented approximately 27% and 14%, of the Company's total revenue during 1995. Sales to three OEM customers represented approximately 26%, 21% and 10% of the Company's total revenue during the first six months of 1996. The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue during any period for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future. The loss of one or more of the Company's major OEM customers could have a material adverse effect on the Company's results of operations.

         Sales of many of the Company's wireless networking products depend in significant part upon the decision of a prospective OEM customer to develop and market wireless solutions which incorporate the Company's wireless technology. OEM customers' orders are affected by a variety of factors such as new product introductions, regulatory approvals, end user demand for OEM customers' products, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. Sales of the Company's products generally involve a significant commitment of capital and other resources by its OEM customers, with the attendant delays associated with such customers' internal procedures to approve such commitment. For these and other reasons, the design-in cycle associated with the purchase of the Company's wireless products by OEM customers is quite lengthy, generally ranging from six months to two years, and is subject to a number of significant risks, including customers' budgeting constraints and internal acceptance reviews, that are beyond the Company's control. Because of the lengthy sales cycle, the Company typically plans its production and inventory levels based on internal forecasts of OEM customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company's agreements with OEM customers typically do not require minimum purchase quantities and a significant reduction, delay or cancellation of orders from any of these customers could have a material adverse effect on the Company's results of operations. If revenue forecasted from a specific customer for a particular quarter is not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected. In addition, there can be no assurance that the Company will become a qualified supplier for new OEM customers or that the Company will remain a qualified supplier to existing OEM customers.

         Sole or Limited Sources of Supply. Certain parts and components used in the Company's products, including the Company's proprietary application specific integrated circuits, monolithic microwave integrated circuits and assembled circuit boards, are only available from single sources, and certain other parts and components are only available from a limited number of sources. The Company's reliance on these sole source or limited source suppliers involves certain risks and uncertainties, including the possibility of a shortage or discontinuation of certain key components and reduced control over delivery schedules, manufacturing capability, quality and costs. Any reduced availability of such parts or components when required could materially impair the Company's ability to manufacture and deliver its products on a timely basis and result in the cancellation of orders, which could have a material adverse effect on the Company's operating results. In addition, the purchase of certain key components involves long lead times and, in the event of unanticipated increases in demand for the Company's products, the Company has in the past been, and may in the future be, unable to manufacture certain products in a quantity sufficient to meet its customers' demand in any particular period. The Company has no guaranteed supply arrangements with its sole or limited source suppliers, does not maintain an extensive inventory of parts or components, and customarily purchases sole or limited source parts and components pursuant to purchase orders placed from time to time in the ordinary course of business. Business disruptions, production shortfalls or financial difficulties of a sole or limited source supplier could materially and adversely impact the Company by increasing product costs, or reducing or eliminating the availability of such parts or components. In such event, the inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products on a timely basis and could have a material adverse effect on its operating results.

         Manufacturing Risks. The Company currently has limited manufacturing capability and has no experience in large scale manufacturing. If the Company's customers were to place orders for unexpectedly large quantities of the Company's products, the Company's present manufacturing capacity could be inadequate to meet such demand. There can be no assurance that the Company will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to continue to compete successfully, the Company will need to achieve significant product cost reductions. Although the Company intends to achieve cost reductions through engineering improvements and production economies, there can be no assurance that the Company will be able to do so. In order to remain competitive, the Company must continue to introduce new products and processes into its manufacturing environment. The Company currently conducts its manufacturing operations for all of its products in a single facility in Mountain View, California. In addition, the Company relies on certain outside contract manufacturers for circuit board assemblies which subjects the Company to a number of risks, including a potential inability to obtain an adequate supply of assembled circuit boards as well as reduced control over the price, timely delivery and quality of such assembled circuit boards. If the Company's Mountain View facility or the facilities of the outside contract manufacturers were incapable of operating, even temporarily, or were unable to operate at or near current or full capacity for any extended period, the Company's business and operating results could be materially adversely affected. Changes in the manufacturing operations to incorporate new products and processes could cause disruptions, which, in turn, could adversely affect customer relationships, cause a loss of market opportunities and have a material adverse effect on the Company's business and operating results.

         During the second and third quarters of 1995, the Company experienced higher than expected demand for its products. This resulted in delays in the delivery of certain products due to temporary shortages of certain components, particularly components with long lead times, and insufficient manufacturing capacity. Although the Company has taken certain steps to minimize such delays in the future by increasing its manufacturing capacity and stocking certain critical and long lead time components, due to the complex nature of the Company's products and manufacturing processes, the worldwide demand for certain wireless technology components and other factors, there can be no assurance that delays in the delivery of products will not occur in the future.

         Rapid Technological Change; Ongoing New Product Development Requirements; Evolving Industry Standards. The wireless communications industry is characterized by very rapid technological change, short product life cycles and evolving industry standards. To remain competitive, the Company must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness. The Company has committed and expects that it will continue to devote substantial research and development resources to enhance its RangeLAN2 architecture and develop new RangeLAN2-based products. The Company also expects to substantially increase its research and development expenses to develop new technologies and products in the future. Given the emerging nature of the wireless LAN market, there can be no assurance that the RangeLAN2 products and technology, or the Company's other products or technology, will not be rendered obsolete by alternative technologies.

         The Company's success is also dependent on its ability to develop new products for existing and emerging wireless communications markets, to introduce such products in a timely manner and to have them designed into new products developed by OEM customers. The development of new wireless networking products is highly complex, and wireless LAN companies, including Proxim, from time to time have experienced delays in developing and introducing new products. Due to the intensely competitive nature of the Company's business, any delay in the commercial availability of new products could have a material adverse effect on the Company's operating results. If the Company is unable to develop or obtain access to advanced wireless networking technologies as they become available, or is unable to design, develop and introduce competitive new products on a timely basis, or is unable to hire qualified engineers to develop such technologies and products, its future operating results would be materially and adversely affected. In particular, the Company intends to expend substantial resources in developing products that are designed to conform to the potential IEEE 802.11 specifications. There can be no assurance that these specifications will be ultimately adopted or that such standards will have a meaningful commercial impact. To the extent these standards or other standards are adopted, the Company could be at a disadvantage if its competitors are able to develop and introduce competitive products which conform to such standards more rapidly than the Company.

         Competition. The wireless local area networking market is intensely competitive. The principal competitive factors in this market include effective RF coverage area, data throughput, wireless networking protocol sophistication, network scalability, roaming capability, power consumption, product miniaturization, product reliability, product time to market, product certifications, price, effective distribution channels, ability to support new industry standards and company reputation. Although the Company believes that it currently competes favorably on the basis of these factors, the Company could be at a disadvantage to companies that have broader distribution channels and offer more diversified product lines.

         Proxim has several current competitors which offer 2.4 GHz products, including IBM, Lucent Technologies, Symbol Technologies and Telxon. In addition, certain other companies, such as 3Com Corporation, have announced their intention to offer competitive 2.4 GHz products. Some of these competitors have announced their intention to develop IEEE 802.11 standards-based products or other higher performance systems in the future. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, the Company could face future competition from companies that offer products which replace network adapters or offer alternative wireless communications solutions, or from large computer and network equipment companies. There can be no assurance that the Company will be able to compete successfully against these competitors or that competitive pressures faced by the Company will not adversely affect its business or operating results.

         Many of the Company's present and potential competitors have substantially greater financial, marketing, technical and other resources than the Company with which to pursue engineering, manufacturing, marketing, and distribution of their products and may succeed in establishing technology standards or strategic alliances in the wireless LAN market, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. There can be no assurance that the Company will succeed in developing products or technologies that are more effective than those developed by its competitors. Furthermore, the Company competes with companies with high volume manufacturing and extensive marketing and distribution capabilities, areas in which the Company has limited experience. Increased competition, direct and indirect, could adversely affect the Company's revenue and profitability through pricing pressure and loss of market share. There can be no assurance that the Company will be able to compete successfully against existing and new competitors as the market evolves and the level of competition increases.

         International Sales. Revenue from shipments by the Company to customers outside the United States, principally to a limited number of international distributors and OEM customers, represented 41%, 24%, 6% and 4% of total revenue during the first six months of 1996 and during 1995, 1994 and 1993, respectively. The Company expects that revenue from shipments to international customers will continue to represent a substantial portion of total revenue for the foreseeable future. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, and potential political and economic instability. While international sales are typically denominated in U.S. dollars and the Company generally extends limited credit terms, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Additionally, payment cycles for international distributors are usually longer than for distributors in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products to foreign customers. The Company's business and operating results could be materially and adversely affected if foreign markets do not continue to develop or the Company does not receive additional orders to supply its products for use by foreign customers.

         Protection of Proprietary Rights. The Company relies on a combination of patents, trademarks and non-disclosure agreements in order to establish and protect its proprietary rights. Proxim has been issued three U.S. patents which are important to the current business of the Company, and has four patent applications pending in the U.S. which relate to the Company's core technology. There can be no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Since U.S. patent applications are maintained in secrecy until patents issue, and since publication of inventions in the technical or patent literature tend to lag behind such inventions by several months, the Company cannot be certain that it was the first creator of the inventions covered by its issued patents or pending patent applications or that it was the first to file patent applications for such inventions or that the Company is not infringing on the patents of others. In addition, the Company has filed, or reserved its rights to file, a number of patent applications internationally. There can be no assurance that any such international patent applications will issue or that the laws of foreign jurisdictions will protect the Company's proprietary rights to the same extent as the laws of the United States.

         In view of the rapid technological change in this industry, Proxim believes that the technical expertise and creative skills of its engineers and other personnel are crucial in determining the Company's future success. The Company's ability to compete in the marketplace may be enhanced by its ability to protect its proprietary information through the ownership of patents, registrations, and trademarks. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and other security measures. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. Litigation may be necessary to enforce the Company's patents, trademarks or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and operating results. No intellectual property of the Company has been invalidated or declared unenforceable. However, there can be no assurance that in the future such rights will be upheld. Furthermore, there can be no assurance that any issued patents will provide the Company with a competitive advantage or will not be challenged by third parties or that the patents of others will not have an adverse effect on the Company's ability to do business. There can be no assurance that the measures taken by the Company will prevent misappropriation of its technology. In addition, there can be no assurance that others will not independently develop similar products, design around the Company's proprietary technology or duplicate the Company's products.

         Management of Growth. The Company's growth to date has caused, and will continue to cause, a significant strain on its management, operational, financial and other resources. The Company's ability to manage its growth effectively will require it to improve its operational and financial systems. These demands will require the addition of new management personnel and the development of additional expertise by existing management. The failure of the Company's management team to effectively manage growth, should it occur, could have a material adverse impact on the Company's results of operations.

         Uncertain Government Regulation. In the United States, the Company is subject to various FCC rules and regulations. Current FCC regulations permit license-free operation in certain certified bands in the radio spectrum. Proxim's spread spectrum wireless products are certified for unlicensed operation in the 902-928 MHz and 2.4-2.4835 GHz frequency bands. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems secondary status. In the event that there is interference between a primary user and a Part 15 user, a higher priority user can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of the Company's products experience excessive interference from primary users, market acceptance of the Company's products could be adversely affected, thereby materially and adversely affecting the Company's business and results of operations. The FCC, however, has established certain standards which create an irrebuttable presumption of noninterference for Part 15 users and the Company believes that its products comply with such requirements. There can be no assurance that the occurrence of regulatory changes, including changes in the allocation of available frequency spectrum or modification to the standards establishing an irrebuttable presumption for Part 15 users, would not significantly impact the Company's operations by rendering current products obsolete, restricting the applications and markets served by the Company's products or increasing the opportunity for additional competition.

         The Company's products are also subject to regulatory requirements in international markets and, therefore, the Company has been monitoring the development of spread spectrum regulations in certain countries that represent potential markets for its products. The Company has limited experience in gaining regulatory approval outside of the United States. Several foreign countries, such as Canada, have regulations that closely follow those of the FCC. To date, Proxim or its distribution partners have obtained certifications for the Company's products in 22 countries as well as approval for use in over 20 additional countries which rely on or reference certification requirements of regulatory bodies such as the FCC and the European Telecommunications Standards Institute ("ETSI"). Each new Proxim product or OEM customer product must be certified or otherwise qualified for use in each country. The Company has an ongoing program to obtain certifications for its products and to assist certain OEM customers in obtaining certification for their products in all available markets. While there can be no assurance that the Company will be able to comply with regulations in any particular country, the Company has designed its RangeLAN2 products to minimize the design modifications required to meet various
2.4 GHz international spread spectrum regulations. Changes in, or the failure by the Company to comply with, applicable domestic and international regulations could have a material adverse effect on the Company's business and operating results. In addition, with respect to those countries that do not follow FCC regulations, Proxim may need to modify its products to meet local rules and regulations.

         Expanded Distribution Required for Branded Products. To date, a substantial percentage of Proxim's revenue has been derived from OEM customers through the Company's direct sales force. The Company sells its branded RangeLAN2 products through domestic and international distributors. In general, distributors offer products of several different companies, including products that may compete with the Company's products. Accordingly, these distributors may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. Agreements with distributors are generally terminable at the distributor's option. A reduction in sales efforts or termination of a distributor's relationship with the Company may have a material adverse effect on the Company's future operating results. Use of distributors also entails the risk that distributors will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, these distributors may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in the Company's future operating results.

         Dependence on Key Employees. The Company is highly dependent on the technical and management skills of its key employees, in particular David C. King, Chairman, President and Chief Executive Officer, and Juan Grau, Vice President of Engineering. The Company does not have employment agreements with, or life insurance on the life of, either person. The loss of the services of any key employee could adversely affect the Company's business and operating results. The Company's success also depends in large part on a limited number of key technical, marketing and sales employees and on the Company's ability to continue to attract, assimilate and retain additional highly talented personnel. Competition for qualified personnel in the wireless data communications and networking industries is intense. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract, assimilate or retain the additional skilled personnel as required.

         Volatility of Stock Price. Recently, the price of the Company's Common Stock has been volatile. The Company believes that the price of its Common Stock may continue to fluctuate, perhaps substantially, as a result of factors such as announcements of developments relating to the Company's business, fluctuations in the Company's operating results, general conditions in the wireless communications industry or the worldwide economy, a shortfall in revenue or earnings from securities analysts' expectations or other changes in financial estimates by securities analysts, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patent, copyrights or other intellectual property rights and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuation in the future, including fluctuations that are unrelated to the Company's performance.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits:

       None.


B.  Reports on Form 8-K:

       No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 13th day of August, 1996.



                             PROXIM, INC.


                             By:       /s/ Keith E. Glover
                                   -----------------------------------
                                   Keith E. Glover,
                                   Vice President of Finance and Administration
                                   and Chief Financial Officer


Dated:  August 13, 1996