Form 10-Q
period 1996-09-30
PROXIM INC /DE/
filed 1996-11-14
CIK 914027

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                 ______________

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
                               Yes    X   No
                                    -----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


           Title of Class                Outstanding as of September 30, 1996
---------------------------------------  ------------------------------------
Common Stock, par value $.001 per share                9,741,858

                                  PROXIM, INC.

                                     Index


PART 1 - FINANCIAL INFORMATION                                                                                         Page
                                                                                                                       ----
    Item 1.  Financial Statements:

         Balance Sheet at September 30, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

         Statement of Operations for the Three Months and Nine Months
           Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

         Statement of Cash Flows for the Nine Months Ended
           September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6


    Item 2.  Management's Discussion and Analsis of Financial Condition
             and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7


PART  II - OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                                  PROXIM, INC.
                                 BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                                1996          1995
                                                                                            ------------   -----------
                                                                                              (UNAUDITED)
                                                                   ASSETS
         Current assets:
           Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 52,147      $ 6,247
           Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,207        6,810
           Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,536        7,891
           Deferred tax assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,363        1,231
           Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         166          128
                                                                                                --------      -------

              Total current assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      73,419       22,307
         Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,555        1,800
                                                                                                --------      -------

                                                                                                $ 76,974      $24,107
                                                                                                ========      =======




                                              LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
           Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  3,581      $ 3,747
           Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,210        1,910
                                                                                                --------      -------

              Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .       6,791        5,657
                                                                                                --------      -------

         Stockholders' equity:
           Common Stock, $.001 par value, 25,000 shares authorized; 9,742 and 7,257 shares
              issued and outstanding   . . . . . . . . . . . . . . . . . . . . . . . . . . .          10            7
           Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .      75,963       27,594
           Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,790)      (9,151)
                                                                                                --------      -------

              Total stockholders' equity   . . . . . . . . . . . . . . . . . . . . . . . . .      70,183       18,450
                                                                                                --------      -------

                                                                                                 $76,974      $24,107
                                                                                                ========      =======





   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                            STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                                        ---------------------      ---------------------
                                                                          1996          1995         1996          1995
                                                                        -------        ------      -------       -------
        Revenue . . . . . . . . . . . . . . . . . . . . . . . . .       $10,916        $5,930      $29,568       $13,495
        Cost of revenue . . . . . . . . . . . . . . . . . . . . .         5,676         2,948       15,266         6,569
                                                                        -------        ------      -------       -------

        Gross profit  . . . . . . . . . . . . . . . . . . . . . .         5,240         2,982       14,302         6,926
                                                                        -------        ------      -------       -------

        Operating expenses:
          Research and development  . . . . . . . . . . . . . . .         1,275           865        3,537         2,271
          Selling, general and administrative   . . . . . . . . .         2,502         1,711        6,815         4,306
                                                                        -------        ------      -------       -------

             Total operating expenses   . . . . . . . . . . . . .         3,777         2,576       10,352         6,577
                                                                        -------        ------      -------       -------

        Income from operations  . . . . . . . . . . . . . . . . .         1,463           406        3,950           349
        Interest and other income, net  . . . . . . . . . . . . .           504           130          653           435
                                                                        -------        ------      -------       -------

        Income before income taxes  . . . . . . . . . . . . . . .         1,967           536        4,603           784
        Provision for income taxes  . . . . . . . . . . . . . . .           531            54        1,242            79
                                                                        -------        ------      -------       -------

        Net income  . . . . . . . . . . . . . . . . . . . . . . .       $ 1,436        $  482      $ 3,361       $   705
                                                                        =======        ======      =======       =======

        Net income per share  . . . . . . . . . . . . . . . . . .       $  0.14        $ 0.06      $  0.38       $  0.09
                                                                        =======        ======      =======       =======

        Weighted average common shares and equivalents  . . . . .        10,061         8,084        8,921         7,857
                                                                        =======        ======      =======       =======





   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                 ----------------------
                                                                                                   1996        1995
                                                                                                 --------      --------
         Cash flows from operating activities:
           Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  3,361      $    705
           Adjustments to reconcile net income to net cash used in operating activities:
           Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . . . .          625           359
           Deferred tax assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (132)           --
           Changes in assets and liabilities:
              Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,397)       (2,728)
              Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,645)       (2,478)
              Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (38)          118
              Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (166)        1,403
              Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,300           577
                                                                                                 --------      --------

                 Net cash used in operating activities . . . . . . . . . . . . . . . . . . .          (92)       (2,044)
                                                                                                 --------      --------

         Cash flows used in investing activities for purchases of property
           and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,380)       (1,100)
                                                                                                 --------      --------

         Cash flows provided by financing activities from issuance of
             Common Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       48,372           331
                                                                                                 --------      --------

         Net increase (decrease) in cash and cash  equivalents . . . . . . . . . . . . . . .       45,900        (2,813)
         Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . . .        6,247        11,300
                                                                                                 --------      --------

         Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . . .     $ 52,147      $  8,487
                                                                                                 ========      ========





   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


BASIS OF PRESENTATION

         The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) which Proxim, Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the balance sheets. The interim financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, included in the 1995 Annual Report on Form 10-K and the Company's Registration Statement on Form S-3 dated July 18, 1996. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.


INVENTORIES (IN THOUSANDS)

                                                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                                                 1996             1995
                                                                                             -------------   -------------
                                                                                              (UNAUDITED)
         Raw materials  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       3,650   $       1,609
         Work-in-process  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,240           2,987
         Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,646           3,295
                                                                                             -------------   -------------
                                                                                             $      10,536   $       7,891
                                                                                             =============   =============



NET INCOME PER SHARE

         Net income per share is based upon the weighted average number of outstanding shares of Common Stock plus dilutive common stock equivalents during the periods presented.


SUBSEQUENT EVENT

         On October 28, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with DSP Communications, Inc., a Delaware corporation ("DSPC"), providing for the acquisition of the Company, by means of a merger (the "Merger") of Data Merger Corporation, a Delaware corporation and wholly owned subsidiary of DSPC with and into the Company. As a result of the Merger, the Company will be a wholly owned subsidiary of DSPC. Pursuant to the Merger Agreement, upon the Effective Time of the Merger, each outstanding share of Common Stock of the Company will be converted into 0.70 shares of Common Stock of DSPC, subject to adjustment. The Merger is intended to qualify as a tax-free reorganization and a pooling of interests under Section 368(a) of the Internal Revenue Code of 1986, as amended, and is intended to be treated as a transfer and exchange between companies under common control for accounting purposes. The transaction is expected to close by the end of January 1997, and is subject to various conditions, including shareholder and requisite regulatory approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward- looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under "Certain Factors That May Affect Future Operating Results" and elsewhere in this report. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

         The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto.

RECENT DEVELOPMENTS

         On October 28, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with DSP Communications, Inc., a Delaware corporation ("DSPC"), providing for the acquisition of the Company, by means of a merger (the "Merger") of Data Merger Corporation, a Delaware corporation and wholly owned subsidiary of DSPC with and into the Company. As a result of the Merger, the Company will be a wholly owned subsidiary of DSPC. Pursuant to the Merger Agreement, upon the Effective Time of the Merger, each outstanding share of Common Stock of the Company will be converted into 0.70 shares of Common Stock of DSPC, subject to adjustment. The Merger is intended to qualify as a tax-free reorganization and a pooling of interests under Section 368(a) of the Internal Revenue Code of 1986, as amended, and is intended to be treated as a transfer and exchange between companies under common control for accounting purposes. The transaction is expected to close by the end of January 1997, and is subject to various conditions, including shareholder and requisite regulatory approval.

         The following table presents the percentages of total revenue represented by certain line items from the Statement of Operations for the periods indicated.

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     ------------------          -----------------
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                       -------------                -------------
                                                                     1996         1995            1996         1995
                                                                    ------       ------          ------       ------
           Revenue . . . . . . . . . . . . . . . . . . . . .        100.0%       100.0%          100.0%       100.0%
           Cost of revenue . . . . . . . . . . . . . . . . .         52.0%        49.7%           51.6%        48.7%
                                                                    ------       ------          ------       ------

           Gross profit  . . . . . . . . . . . . . . . . . .         48.0%        50.3%           48.4%        51.3%
                                                                    ------       ------          ------       ------
           Operating expenses:
              Research and development . . . . . . . . . . .         11.7%        14.6%           12.0%        16.8%
              Selling, general and administrative  . . . . .         22.9%        28.9%           23.0%        31.9%
                                                                    ------       ------          ------       ------

                Total operating expenses   . . . . . . . . .         34.6%        43.5%           35.0%        48.7%
                                                                    ------       ------          ------       ------

           Income from operations  . . . . . . . . . . . . .         13.4%         6.8%           13.4%         2.6%
           Interest and other income, net  . . . . . . . . .          4.6%         2.2%            2.2%         3.2%
                                                                    ------       ------          ------       ------

           Income before income taxes  . . . . . . . . . . .         18.0%         9.0%           15.6%         5.8%
           Provision for income taxes  . . . . . . . . . . .          4.8%          .9%            4.2%          .6%
                                                                    ------       ------          ------       ------

           Net income  . . . . . . . . . . . . . . . . . . .         13.2%         8.1%           11.4%         5.2%
                                                                    ======       ======          ======       ======

RESULTS OF OPERATIONS

REVENUE

         Revenue increased 84% in the third quarter of 1996 compared to the third quarter of 1995 and 119% in the first nine months of 1996 compared to the first nine months of 1995. The increase in revenue in the interim periods of 1996 compared to the interim periods of 1995 was primarily attributable to increased unit sales of 2.4 GHz OEM products and RangeLAN2 branded products, including increased revenue from shipments to international distributors and to OEM customers that have recently introduced RangeLAN2-based 2.4 GHz product lines in North America, Europe and Asia.

GROSS PROFIT

         Gross profit as a percentage of revenue was 48.0% and 50.3% in the third quarter of 1996 and 1995, respectively, and 48.4% and 51.3% in the first nine months of 1996 and 1995, respectively. Gross profit as a percentage of revenue declined in the interim periods of 1996 compared to the interim periods of 1995 due to a change in the mix of revenue from higher gross margin 900 MHz products to lower gross margin 2.4 GHz products, and higher costs related to initial manufacturing of and increasing the capacity for 2.4 GHz product versions designed to meet certification requirements in North America, Europe and Japan. Gross profit as a percentage of revenue may fluctuate in future periods depending primarily on the mix of revenue between 900 MHz products and
2.4 GHz products.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased in the interim periods of 1996 compared to the interim periods of 1995 primarily due to the increased number of engineering employees, continued investment in integrating the Company's technology and designs into ASICs, development of wireless protocols and network software drivers, costs related to performance enhancements in the RangeLAN2 architecture, and costs related to product certifications. Research and development expenses declined as percentage of revenue in the interim periods of 1996 compared to the interim periods of 1995 primarily due to increases in revenue. To date, all of the Company's research and development costs have been expensed as incurred. The Company currently does not anticipate further significant declines in research and development expenses as a percentage of revenue. The Company expects that research and development expenses will continue to increase substantially in absolute dollars but may vary over time as a percentage of revenue.

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

INTEREST AND OTHER INCOME, NET

          Interest and other income, net increased in the interim periods of 1996 compared to the interim periods of 1995 primarily due to the July 1996 secondary offering which increased cash balances.

INCOME TAXES

         The Company's estimated effective income tax rate was 27% and 10% for the interim periods of 1996 and 1995, respectively. The 1996 estimated effective income tax rate is less than the combined federal and state statutory rates based on the expected utilization of available net operating loss carryforwards and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         In the first nine months of 1996, $92,000 of cash was used in operating activities primarily to fund increases in inventories and accounts receivable, and decreases in accounts payable, partially offset by net income for the period and by cash provided by increases in accrued liabilities. In the first nine months of 1995, $2,044,000 of cash was used in operating activities primarily to fund increases in inventories and accounts receivable, partially offset by net income for the period and by cash provided by increases in accounts payable and accrued liabilities.

         In the first nine months of 1996 and 1995, the Company purchased $2,380,000 and $1,100,000, respectively, of property and equipment. Capital expenditures in the first nine months of 1996 and 1995 were primarily for manufacturing and engineering test equipment, office furniture and leasehold improvements related to the Company's facilities expansion.

         At September 30, 1996, the Company had cash and cash equivalents of approximately $52,147,000. In July 1996, the Company issued 2,012,500 shares of its common stock pursuant to an underwritten public offering which generated approximately $47,000,000 of net proceeds to the Company. The Company believes that its working capital and cash generated from operations, if any, will be sufficient to finance any cash acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, the Company will consider additional financing.
There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         In addition to the other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

         Potential Fluctuations in Future Operating Results. The Company has experienced, and may in the future continue to experience, significant annual and quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside the Company's control. These factors include fluctuating market demand for, and declines in the average selling prices of, the Company's products, the timing of and delays or cancellations of significant orders from OEM customers, the cost, availability and quality of components from the Company's suppliers, the cost, availability, and quality of assemblies from subcontractors, the lengthy sales and design-in cycles for OEM products, delays in the introduction of the Company's new products, competitive product introductions, market adoption of new technologies and standards, the mix of products sold, the effectiveness of the Company's distribution channels, the failure to anticipate changing customer product requirements, seasonality in demand, manufacturing capacity and efficiency, changes in the regulatory environment and general economic conditions. Historically, the Company has not operated with a significant order backlog and a substantial portion of the Company's revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, the Company's revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, the Company's operating results could be materially adversely affected.

In this regard, in the third quarter of 1994, the Company experienced a decrease in revenue and an operating loss as a result of lower than expected orders in connection with the transition of several OEM customers from 900 MHz products to 2.4 GHz RangeLAN2 products. There can be no assurance that the Company will not experience future quarter to quarter decreases in revenue and gross margins or quarterly operating losses. In addition, due to the timing of orders from OEM customers, the Company has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products have caused, and may in the future cause, operating results to vary significantly from quarter to quarter. It is possible that due to such fluctuations or other factors, the Company's future operating results could be below the expectations of securities analysts and investors. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Dependence on a Limited Number of OEM Customers. Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 65%, 79%, 56%, and 83% of the Company's total revenue during the first nine months of 1996 and during 1995, 1994 and 1993, respectively, were to OEM customers.
Sales to two OEM customers represented approximately 27% and 14%, of the Company's total revenue during 1995. Sales to two OEM customers represented approximately 24% and 21% of the Company's total revenue during the first nine months of 1996. The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue during any period for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future. The loss of one or more of the Company's major OEM customers could have a material adverse effect on the Company's results of operations.

         Sales of many of the Company's wireless networking products depend in significant part upon the decision of a prospective OEM customer to develop and market wireless solutions which incorporate the Company's wireless technology. OEM customers' orders are affected by a variety of factors such as new product introductions, regulatory approvals, end user demand for OEM customers' products, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. Sales of the Company's products generally involve a significant commitment of capital and other resources by its customers, with the attendant delays associated with such customers' internal procedures to approve such commitment. For these and other reasons, the design-in cycle associated with the purchase of the Company's wireless products by OEM customers is quite lengthy, generally ranging from six months to two years, and is subject to a number of significant risks, including customers' budgeting constraints and internal acceptance reviews, that are beyond the Company's control. Because of the lengthy sales cycle, the Company typically plans its production and inventory levels based on internal forecasts of OEM customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company's agreements with OEM customers typically do not require minimum purchase quantities and a significant reduction, delay or cancellation of orders from any of these customers could have a material adverse effect on the Company's results of operations. If revenue forecasted from a specific customer for a particular quarter is not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected. In addition, there can be no assurance that the Company will become a qualified supplier for new OEM customers or that the Company will remain a qualified supplier for existing OEM customers.

         Sole or Limited Sources of Supply. Certain parts and components used in the Company's products, including the Company's proprietary application specific integrated circuits ("ASICs"), monolithic microwave integrated circuits ("MMICs") and assembled circuit boards, are only available from single sources, and certain other parts and components are only available from a limited number of sources. The Company's reliance on these sole source or limited source suppliers involves certain risks and uncertainties, including the possibility of a shortage or discontinuation of certain key components and reduced control over delivery schedules, manufacturing capability, quality and costs. Any reduced availability of such parts or components when required could materially impair the Company's ability to manufacture and deliver its products on a timely basis and result in the cancellation of orders, which could have a material adverse effect on the Company's operating results. In addition, the purchase of certain key components involves long lead times and, in the event of unanticipated increases in demand for the Company's products, the Company has in the past been, and may in the future be, unable to manufacture certain products in a quantity sufficient to meet its customers' demand in any particular period.
The Company has no guaranteed supply arrangements with its sole or limited source suppliers, does not maintain an extensive inventory of parts or components, and customarily purchases sole or limited source parts and components pursuant to purchase orders placed from time to time in the ordinary course of business. Business disruptions, production shortfalls or financial difficulties of a sole or limited source supplier could materially and adversely impact the Company by increasing product costs, or reducing or eliminating the availability of such parts or components. In such event, the inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products on a timely basis and could have a material adverse effect on its operating results.

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

         International Sales. Revenue from shipments by the Company to customers outside the United States, principally to a limited number of international distributors and OEM customers, represented 37%, 24%, 6% and 4% of total revenue during the first nine months of 1996 and during 1995, 1994 and 1993, respectively. The Company expects that revenue from shipments to international customers will continue to represent a substantial portion of total revenue for the foreseeable future. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, and potential political and economic instability. While international sales are typically denominated in U.S. dollars and the Company generally extends limited credit terms, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Additionally, payment cycles for international distributors are usually longer than for distributors in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products to foreign customers. The Company's business and operating results could be materially and adversely affected if foreign markets do not continue to develop or the Company does not receive additional orders to supply its products for use by foreign customers.

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

         Uncertain Government Regulation. In the United States, the Company is subject to various FCC rules and regulations. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum. Proxim's spread spectrum wireless products are certified for unlicensed operation in the 902-928 MHz and 2.4-2.4835 GHz frequency bands. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems secondary status. In the event that there is interference between a primary user and a Part 15 user, a higher priority user can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of the Company's products experience excessive interference from primary users, market acceptance of the Company's products could be adversely affected, thereby materially and adversely affecting the Company's business and results of operations. The FCC, however, has established certain standards which create an irrebuttable presumption of noninterference for Part 15 users and the Company believes that its products comply with such requirements. There can be no assurance that the occurrence of regulatory changes, including changes in the allocation of available frequency spectrum or modification to the standards establishing an irrebuttable presumption for unlicensed Part 15 users, would not significantly impact the Company's operations by rendering current products obsolete, restricting the applications and markets served by the Company's products or increasing the opportunity for additional competition.

         The Company's products are also subject to regulatory requirements in international markets and, therefore, the Company has been monitoring the development of spread spectrum regulations in certain countries that represent potential markets for its products. The Company has limited experience in gaining regulatory approval outside of the United States. Several foreign countries, such as Canada, have regulations that closely follow those of the FCC. To date, Proxim or its distribution partners have obtained certifications for the Company's products in 24 countries as well as approval for use in over 20 additional countries which rely on or reference certification requirements of regulatory bodies such as the FCC and the European Telecommunications Standards Institute ("ETSI"). Each new Proxim product or OEM customer product must be certified or otherwise qualified for use in each country. The Company has an ongoing program to obtain certifications for its products and to assist certain OEM customers in obtaining certification for their products in all available markets. While there can be no assurance that the Company will be able to comply with regulations in any particular country, the Company has designed its RangeLAN2 products to minimize the design modifications required to meet various 2.4 GHz international spread spectrum regulations. Changes in, or the failure by the Company to comply with, applicable domestic and international regulations could have a material adverse effect on the Company's business and operating results. In addition, with respect to those countries that do not follow FCC regulations, Proxim may need to modify its products to meet local rules and regulations.

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

         Forward-Looking Information. In connection with a May 1996 interview with a representative from a computer industry publication, the Company's Chairman of the Board, President and Chief Executive Officer, in response to questions regarding the growth of the Company's channel and OEM business, discussed historical revenue in relation to Wall Street analysts' revenue forecasts for the Company. In particular, he expressed comfort with the published revenue expectations of analysts who have forecasted approximately $40 million in Company revenue for the current fiscal year. While the Company remains comfortable with regard to such published estimates, revenue forecasts are forward-looking information and as such are inherently subject to risk and uncertainty. The Company's actual operating results have fluctuated significantly in the past and may do so in the future. Important factors which could cause the Company's actual results to differ materially and adversely from the projected revenue levels include each of those discussed elsewhere within this section, as well as a failure by the Company to implement successfully any aspect of its strategy during the current year and in future periods. Accordingly, there can be no assurance that the Company will achieve such levels of revenue, or, if achieved, what effect such revenue will have on the Company's net income or income per share.

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

         Volatility of Stock Price. Recently, the price of the Company's Common Stock has been volatile. The Company believes that the price of its Common Stock may continue to fluctuate, perhaps substantially, as a result of factors such as announcements of developments relating to the Company's business, fluctuations in the Company's operating results, general conditions in the wireless communications industry or the worldwide economy, a shortfall in revenue or earnings from securities analysts' expectations or other changes in financial estimates by securities analysts, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patent, copyrights or other intellectual property rights and developments in the Company's relationships with its customers, distributors and suppliers. In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits:

         None.


B.  Reports on Form 8-K:

         None.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 13th day of November, 1996.





                                       PROXIM, INC.


                                       By: /s/ Keith E. Glover
                                          --------------------------------
                                          Keith E. Glover,
                                          Vice President of Finance and
                                          Administration and Chief Financial
                                          Officer



Dated:  November 13, 1996

                                 Exhibit Index


Exhibit 27           Financial Data Schedule

                                 PROXIM, INC.

                               INDEX TO EXHIBITS

EXHIBIT                EXHIBIT TITLE

27.1                   Financial Data Schedule