Form 10-K405
period 1996-12-31
PROXIM INC /DE/
filed 1997-03-28
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
   [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:
                                 Title of Class
                     Common Stock, par value $.001 per share
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes    X             No
                 ----               ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

Based on the closing sale price of the Common Stock on the NASDAQ National Market System on March 4, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $120,204,000. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 9,908,948 at March 4, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Annual Report.

                                     PART 1

ITEM 1.  BUSINESS

         The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under "Certain Factors That May Affect Future Operating Results" and elsewhere in this report. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

         Proxim designs, manufactures and markets high performance wireless local area networking ("LAN") products based on spread spectrum radio frequency ("RF") technology. Proxim's highly integrated wireless client adapters and network infrastructure systems seamlessly extend existing enterprise LANs to enable mobility-driven applications in a wide variety of in-building or campus area environments. Proxim's RangeLAN2(TM) 2.4 GHz wireless LAN technology has been adopted by a number of major mobile computer system and handheld data terminal manufacturers, as well as many leading wireless solution providers, for real-time data collection applications in manufacturing, warehousing, transportation and retailing and for point-of-service network applications in healthcare, hospitality and financial services. Proxim was incorporated in California in 1984, and reincorporated in Delaware in 1993.

BACKGROUND

         In recent years, organizations have shifted from centralized computing environments to distributed client/server networks in order to move information processing power closer to end users. Traditionally, these networks have been accessed from desktop computers situated in fixed locations throughout an enterprise and, accordingly, have not addressed the needs of organizations which require their employees to be mobile within the workplace. In response, organizations have begun to utilize wireless technologies to extend their client/server networks to mobile end users.

         Significant technological advances and changes in the regulatory environment have facilitated the development and proliferation of wireless networking solutions which extend the reach of existing wired networks. In voice communications, wireless technology has made possible the extension of wired networks to serve mobile users through devices such as cordless and cellular telephones. Similarly, advances in wireless data communications, including wireless LAN adapters and radio modems, have enabled the extension of enterprise networks to notebook computers, pen-based notepads and handheld data collection terminals in the local area environment. By providing network connectivity for mobile users, these products increase the accuracy, timeliness and convenience of data collection and information access, thereby improving productivity and enhancing customer service.

         Commercial applications of wireless local area networking technology initially addressed a limited number of vertical markets such as retailing, warehousing and distribution. In these industries, businesses quickly recognized the advantages of mobile handheld data collection devices and the productivity benefits associated with applications such as on-line inventory management and real-time asset tracking. Early wireless networking products failed to achieve widespread adoption, however, because these systems typically involved proprietary wireless network architectures operating at low data rates with limited connectivity to existing enterprise LANs. Furthermore, because these systems operated in licensed narrowband frequencies or in the 900 MHz frequency band, they were generally authorized for use only in the U.S. and in a limited number of international markets.

         During the past several years, advances in wireless data communications technology have enabled the development of a new generation of wireless LAN systems designed to operate in the 2.4 GHz frequency band. This new generation of 2.4 GHz products operates at significantly higher data rates and utilizes standard network interfaces and protocols to seamlessly extend existing enterprise data networks. The recent development of these high performance, open systems products has enabled the emergence of a number of new high bandwidth applications in established industrial data collection markets and has fostered the creation of many applications in new vertical markets such as healthcare, hospitality and financial services. In healthcare, for example, wireless LANs now allow medical professionals to access clinical data and input patient charting information at the point-of-care anywhere in a hospital environment. These same wireless networks can also be used to facilitate admissions, billing, materials management and other administrative applications. Data-intensive applications in markets such as healthcare require robust and scalable wireless networks capable of supporting an increasing number of applications and users over time.

         Concurrent with the emergence of new applications and new vertical markets, two primary factors have led to an expansion in the worldwide market potential for wireless LANs. First, from a regulatory perspective, the 2.4 GHz frequency band has recently been allocated for unlicensed wireless networks in virtually every developed country around the world. Second, the universal availability of this unlicensed spectrum has encouraged wireless LAN suppliers to design standard products and solutions which can be marketed and sold globally.

         The Company believes that the convergence of worldwide spectrum availability, emerging standards and new high performance products will lead to more widespread deployment of wireless LAN products in both traditional industrial data collection applications as well as emerging point-of-service network applications.

THE PROXIM SOLUTION

         In 1994, Proxim pioneered 2.4 GHz frequency hopping wireless LAN technology by being first to market with its RangeLAN2 product family. Since then the Company has captured a substantial number of key design wins with major
2.4 GHz OEM customers. The Company attributes this success to the architectural advantages of its RangeLAN2 product line as well as key aspects of the Company's overall technology approach, including the following:

   - Seamless Extension of Existing Enterprise Data Networks. Proxim designs high performance open systems wireless communications products that transparently extend the reach of existing enterprise LANs using standard network interfaces and protocols.

   - Robust, Scalable Wireless Network Architecture. RangeLAN2's unique frequency hopping systems architecture and wireless LAN protocols create a robust RF network environment that cost-effectively expands to accommodate an increasing number of mobile users and applications.

   - Superior Product Performance and Functionality. The RangeLAN2 family incorporates a number of industry-leading technology innovations to achieve superior product performance and functionality, including a fully-integrated, single chip gallium arsenide ("GaAs") RF transceiver for enhanced radio sensitivity and power amplification, a high throughput frequency hopping modulation approach with a fallback mode for extended range and coverage, and sophisticated wireless networking protocols for state-of-the-art roaming and power management capabilities.

   - Broad Array of Interoperable Products and Applications. Based on the highly integrated design of Proxim's RangeLAN2 credit card-sized OEM adapter products, numerous mobile systems and handheld device manufacturers have designed RangeLAN2 technology into their products. The availability of RangeLAN2-based mobile computer and peripheral systems allows end users to select from numerous interoperable products in meeting their application requirements.

PRODUCTS

         Since 1989, Proxim has focused on supplying spread spectrum RF transceiver modules and wireless LAN adapters to OEM customers for integration into mobile computing platforms, handheld data terminals and portable peripheral devices. Proxim designs its products to be small, lightweight, cost-effective and power efficient in order to meet the needs of its OEM customers and the vertical markets they serve. Proxim currently offers three wireless networking product lines: RangeLAN2(TM), RangeLINK(TM) and 900 MHz products. The RangeLAN2 and RangeLINK product families are based on the Company's latest 2.4 GHz frequency hopping technology, while the 900 MHz products utilize the Company's first generation direct sequence technology.

         Since the introduction of the RangeLAN2 product family in 1994, Proxim's 2.4 GHz product sales have increased to over 78% of total revenue in 1996. Although 900 MHz product sales are still increasing in absolute terms, the Company anticipates that its RangeLAN2 product family will continue to increase as a percentage of total revenue based on the worldwide availability of unlicensed 2.4 GHz spectrum as well as the higher throughput and capacity achievable with 2.4 GHz wireless networks.

         RangeLAN2. Introduced in 1994, RangeLAN2 was the industry's first FCC-certified 2.4 GHz frequency hopping wireless LAN product family. The RangeLAN2 family consists of two product lines: OEM design-in modules and packaged "off the shelf" products. The design-in modules are integrated by OEM customers into handheld computing and data collection devices. Packaged products are used with standard notebook and desktop computers to extend existing enterprise networks and to create ad hoc wireless networks. All RangeLAN2 products are designed to share the same software and are functionally interoperable.

         RangeLAN2 packaged products include one-piece PC Card, two-piece PCMCIA and desktop ISA wireless LAN adapters for client computer systems as well as network Access Points for transparent bridging to existing 802.3 Ethernet LANs. In addition, RangeLAN2 packaged products are available as private label models, enabling OEM customers to offer a complete line of 2.4 GHz wireless LAN products under their brand name. Private label versions of these products are currently marketed by AMP, DEC, Intermec, Kansai Electric and LXE, among others.

         RangeLAN2 OEM modules are credit card-sized, design-in wireless LAN adapters. These modules are highly integrated, miniaturized products which reduce the design-in cycle time and expedite the time to market for OEMs by offering industry standard interfaces and, if required, the ability to port to non-standard interfaces and computing platforms with software tools and licensed source code. RangeLAN2 OEM modules have been designed into more than 30 OEM handheld computing and data collection devices by companies such as Alps Electric (formerly Kalidor), Bass, Citadel, Cruise Technologies (formerly Zenith Data Systems), Fujitsu, Intermec, LXE and Norand.

         RangeLINK. RangeLINK is a family of building-to-building wireless remote bridges designed to connect local area networks at distances of up to three miles. RangeLINK utilizes Proxim's 2.4 GHz frequency hopping technology, specialized software and directional antennas. These products provide a cost-effective alternative to leased 56 Kbps and T1 data communications lines and other more expensive wireless products. Proxim offers two different RangeLINK models: one operates point-to-point with maximum throughput exceeding 1 Mbps, and the other serves as a multipoint "hub and spoke" campus area interconnection bridging system with throughput in the 500-600 Kbps range.

         900 MHz Products. The Company offers four types of products based on the Company's 900 MHz direct sequence spread spectrum technology: RF transceivers; dual board radio-modems that combine a RF transceiver, controller and RS-232 interface in a single unit; ProxLink, a packaged version of the dual board radio-modem units; and RangeLAN, a family of wireless LAN adapters. The RF transceiver products and dual board radio-modems are OEM design-in products. ProxLink products, originally introduced in 1991, are self-contained ruggedized networking devices which enable both point-to-point and multipoint wireless data communications. The RangeLAN product family, originally introduced in 1992, includes Proxim's first generation of open systems wireless LAN adapters.

CUSTOMERS

         The majority of Proxim's revenue has been derived from sales to OEM customers that offer wireless LAN products as part of a complete solution that typically includes specialized mobile computers developed by the OEM, network infrastructure systems, peripheral devices, software and services. The Company's OEM partners traditionally target industrial applications in one or more specific markets such as manufacturing, warehousing, transportation and retailing. Additionally, Proxim markets its branded products to value added resellers and systems integrators in emerging wireless markets that include healthcare, hospitality and financial services, where access to real-time information is critical. Proxim's 2.4 GHz OEM customers include, among others, AMP, Bass, Data General, Digital, Fujitsu, Intermec, LXE, Norand, NTT-IT, SpaceLabs Medical, and WiSE Medical.

         In 1996, Intermec, NTT-IT and LXE represented 22%, 22% and 12%, respectively, of the Company's total revenue; in 1995, Intermec and NTT-IT represented 27% and 14%, respectively, of the Company's total revenue; and in 1994 Intermec and Zenith Data Systems represented 17% and 15%, respectively, of the Company's total revenue. Sales to OEM customers were $24,602,000, $17,465,000 and $6,286,000, in 1996, 1995 and 1994, respectively, representing
60%, 79% and 56% of total revenue during such periods.

         The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue during any period for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future. The loss of one or more of the Company's major OEM customers could have a material adverse effect on the Company's results of operations. See "Certain Factors That May Affect Future Operating Results -- Dependence on a Limited Number of OEM Customers."


SALES AND MARKETING

         The Company sells its products directly to OEM customers, and indirectly to value added resellers, systems integrators and end users through regional, national and international distributors. Proxim offers OEM customers both design-in products for integration into their wireless computing platforms, and branded products as private label models.

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

         The Company generally does not operate with a significant order backlog. In addition, the Company's agreements with OEM customers typically do not require minimum purchase quantities and a significant reduction, delay or cancellation of orders from any of these customers could have a material adverse effect on the Company's results of operations. The Company's sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations could have a material adverse effect on the Company's operating results. In addition, there can be no assurance that the Company will become a qualified supplier for new OEM customers or that the Company will remain a qualified supplier for existing OEM customers.

         Proxim's branded products are sold to value added resellers, systems integrators and end users in the U.S. through regional distributors, and through TechData Corporation and Anixter Corporation, two nationwide distribution and sales organizations.

         Distributors generally offer products of several different companies, including products that may compete with the Company's products. Accordingly, these distributors may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. Agreements with distributors are generally terminable at the distributor's option. A reduction in sales efforts or termination of a distributor's relationship with the Company could have a material adverse effect on future operating results. Use of distributors also entails the risk that distributors will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, these distributors may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in the Company's future operating results. In addition, distributors generally have stock rotation rights and price protection on unsold merchandise, which may adversely impact the Company's profit margins.

         Proxim is expanding the international distribution channels for its products. The Company is authorized to ship its RangeLAN2 products into more than 40 countries. In addition to the Company's relationships with numerous OEM customers who market the RangeLAN2 technology internationally, the Company has over 30 international authorized distributors in over 40 sales territories. Revenue from shipments by the Company to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 31%, 24% and 6% of total revenue during 1996, 1995 and 1994, respectively. The Company expects that revenue from shipments to international customers will continue to represent a substantial portion of total revenue for the foreseeable future. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, and potential political and economic instability. While international sales are typically denominated in U.S. dollars and the Company typically extends limited credit terms, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Additionally, payment cycles for international distributors are typically longer than for distributors in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products to foreign customers. The Company's business and operating results could be materially and adversely affected if foreign markets do not continue to develop or the Company does not receive additional orders to supply its products for use by foreign customers.

MANUFACTURING

         The Company's manufacturing operations consist primarily of final assembly and testing, quality assurance, packaging and shipping at the Company's manufacturing facility in Mountain View, California. The Company purchases all of the circuit boards, integrated circuits and other components used in its products from third party suppliers. The Company inspects these components for quality, groups the components into kits by production order, and ships the kits to its subcontractors for interim assembly and test.

         The Company designs its products to provide a high degree of reliability. The Company's products have achieved a field failure rate of its installed base of less than 1% per annum to date. The Company believes that this reliability is the result of its careful quality assurance procedures. Proxim has developed a supplier selection procedure and approved vendor list to maintain quality. In addition, the Company monitors its suppliers' performance to ensure consistent quality, reliability and yields. While the Company's quality assurance program is not currently certified under ISO 9000, it is modeled after the ISO 9000 quality standards, including process documentation, test procedures, quality assurance procedures, process control, equipment maintenance, quality record keeping and training of personnel. In addition, the Company generally uses ISO 9000 certified manufacturing assembly subcontractors and intends to pursue ISO 9000 certification for its internal manufacturing processes in the future.

         The Company currently has limited manufacturing capability and has no experience in large scale manufacturing. If the Company's customers were to place or concurrently place orders for unexpectedly large quantities of the Company's products, the Company's present manufacturing capacity might be inadequate to meet such demand. There can be no assurance that the Company will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, the Company will need to achieve significant product cost reductions. Although the Company intends to achieve cost reductions through engineering improvements and production economies, there can be no assurance that the Company will be able to do so. In order to remain competitive, the Company must continue to introduce new products and processes into its manufacturing environment. The Company currently conducts its manufacturing operations for all of its products in a single facility in Mountain View, California. In addition, the Company relies on certain outside contract manufacturers for circuit board assemblies which subjects the Company to a number of risks, including a potential inability to obtain an adequate supply of assembled circuit boards as well as reduced control over the price, timely delivery and quality of such assembled circuit boards. If the Company's Mountain View facility were to become incapable of operating, even temporarily, or were unable to operate at or near its current or full capacity for an extended period, the Company's business and operating results could be materially adversely affected. Further, in order to remain competitive the Company expects to continue to introduce new processes into its manufacturing environment. Changes in the manufacturing operations to incorporate new products and processes could cause disruptions, which, in turn, could adversely affect customer relationships, cause a loss of market opportunities and have a material adverse effect on the Company's business and operating results.

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

RESEARCH AND DEVELOPMENT

         The wireless communications industry is characterized by very rapid technological change, short product life cycles and evolving industry standards. To remain competitive, the Company must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness. The Company's research and development efforts are focused on investigating new technologies, developing new products and implementing enhancements to existing products. The Company's research and development efforts since 1994 have been primarily concentrated on enhancing features and performance of the Company's RangeLAN2-based products. These efforts include the development of new ASICs/MMICs, software drivers, enhanced wireless adapter and access point products; and additional networking software features. The Company expects that it will continue to devote substantial research and development resources to enhance its RangeLAN2 architecture in the foreseeable future. Given the emerging nature of the wireless LAN market, there can be no assurance that the RangeLAN2 products and technology, or the Company's other products or technology, will not be rendered obsolete by alternative technologies.

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

         As of December 31, 1996, the Company's research and development department consisted of 36 full-time employees. Research and development expenses were $4,949,000, $3,288,000, and $1,783,000 during 1996, 1995 and 1994, respectively.

COMPETITION

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

         Proxim has several current competitors which offer 2.4 GHz products, including Lucent Technologies, Symbol Technologies and Telxon. In addition, certain other companies, such as 3Com Corporation, have announced their intention to offer competitive 2.4 GHz products. Some of these competitors have announced their intention to develop IEEE 802.11 standards-based products or other higher performance systems in the future. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, the Company could face future competition from companies that offer products which replace network adapters or offer alternative wireless communications solutions, or from large computer and network equipment companies. Moreover, the Company could also face competition from certain of its OEM customers which have, or could acquire, wireless engineering and product development capabilities. There can be no assurance that the Company will be able to compete successfully against these competitors or that competitive pressures faced by the Company will not adversely affect its business or operating results.

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

GOVERNMENT REGULATION

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

         Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact the Company's operations by restricting the Company's development efforts, rendering current products obsolete or increasing the opportunity for additional competition. In September 1993 and in February 1995, the FCC allocated additional spectrum for personal communications services. In January 1997, the FCC authorized 300 MHz of additional unlicensed frequencies in the 5 GHz frequency range. These changes in the allocation of available frequency spectrum could create opportunities for other wireless networking products and services. There can be no assurance that new regulations will not be promulgated which could have a material adverse effect on the Company's business and results of operations.

PROTECTION OF PROPRIETARY RIGHTS

         The Company relies on a combination of patents, trademarks and non-disclosure agreements in order to establish and protect its proprietary rights. Proxim has been issued three U.S. patents which were issued in 1991, 1993 and 1995 and are important to the current business of the Company, and has six patent applications pending in the U.S. which relate to the Company's core technology. There can be no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Since U.S. patent applications are maintained in secrecy until patents issue, and since publication of inventions in the technical or patent literature tends to lag behind such inventions by several months, the Company cannot be certain that it was the first creator of the inventions covered by its issued patents or pending patent applications or that it was the first to file patent applications for such inventions or that the Company is not infringing on the patents of others. In addition, the Company has filed, or reserved its rights to file, a number of patent applications internationally. There can be no assurance that any such international patent applications will issue or that the laws of foreign jurisdictions will protect the Company's proprietary rights to the same extent as the laws of the United States.

         In view of the rapid technological change in this industry, Proxim believes that the technical expertise and creative skills of its engineers and other personnel are crucial in determining the Company's future success. The Company's ability to compete in the marketplace may be enhanced by its ability to protect its proprietary information through the ownership of patents, registrations and trademarks. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information agreements with employees and other security measures. However, although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. Litigation may be necessary to enforce the Company's patents, trademarks or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and operating results. No intellectual property of the Company has been invalidated or declared unenforceable. However, there can be no assurance that in the future such rights will be upheld. Furthermore, there can be no assurance that any issued patents will provide the Company with a competitive advantage or will not be challenged by third parties or that the patents of others will not have an adverse effect on the Company's ability to do business. There can be no assurance that the measures taken by the Company will prevent misappropriation of its technology. In addition, there can be no assurance that others will not independently develop similar products, design around the Company's proprietary technology or duplicate the Company's products.

EMPLOYEES

         As of December 31, 1996, the Company employed 151 full-time employees and 14 temporary employees. Of these individuals, 36 are in engineering and product development, 39 are in marketing, sales and customer support, 79 are in manufacturing and quality assurance, and 11 are in finance and administration. The Company believes that its future success will depend in large measure on its ability to retain certain key technical and management personnel and to attract and retain additional highly skilled employees. Competition for qualified personnel in the wireless data communications and networking industries is intense, and there can be no assurance that the Company will be successful in retaining its key employees or that it will be able to attract, assimilate or retain the additional skilled personnel that will be required to support the Company's anticipated growth. None of the Company's employees are represented by a labor union. The Company believes that its relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the Company's executive officers as of December 31, 1996:

                   NAME            AGE               POSITION
              David C. King .....   37     Chairman of the Board of Directors,
                                           President and Chief Executive Officer
              Brian T. Button ...   38     Vice President of Sales and Marketing
              Thomas J. Carey ...   48     Vice President of Operations
              Keith E. Glover ...   40     Vice President of Finance and
                                           Administration and Chief Financial
                                           Officer
              Juan Grau .........   39     Vice President of Engineering


         DAVID C. KING joined Proxim in December 1992 as Vice President of Marketing and acting Chief Financial Officer, in July 1993 was appointed President, Chief Executive Officer and Director, and in January 1996 was named Chairman of the Board of Directors. From December 1990 to November 1992, Mr. King served in various executive capacities at Vitalink Communications Corporation ("Vitalink"), a LAN internetworking subsidiary of Network Systems Corporation, most recently as Vice President of Marketing and Customer Services. From 1985 to 1990, Mr. King was Senior Manager in the San Francisco office of McKinsey & Company, Inc., an international management consulting firm, where he was a member of the firm's high technology and health care practices.

         BRIAN T. BUTTON joined Proxim as Vice President of Marketing in June 1994. In September 1996 Mr. Button was appointed Vice President of Sales and Marketing. From March 1989 to June 1994, Mr. Button worked for Stratacom Corporation, where he held several management positions, most recently as Director, Product Marketing. From May 1982 to February 1989, Mr. Button worked for Hewlett-Packard Company, where he held several marketing management positions.

         THOMAS J. CAREY joined Proxim as Director of OEM Services in May 1995. In August 1996 Mr. Carey was appointed Vice President of Operations. From
1977 to May 1995, Mr. Carey worked at Hewlett-Packard Company, where he served in several engineering and project management positions.

         KEITH E. GLOVER has served as the Vice President of Finance and Administration and Chief Financial Officer since he joined Proxim in September 1993. From March 1986 to June 1993, Mr. Glover worked for Vitalink, where he held several financial management positions, most recently as Vice President of Finance.

         JUAN GRAU joined Proxim in August 1988 as RF Communications Manager. Mr. Grau was promoted to Director of Product Engineering in November 1989 and, in June 1991, was appointed Vice President of Engineering. From 1980 to 1988, Mr. Grau worked at Hewlett-Packard Company, where he served in several engineering and project management positions.

ITEM 2.  PROPERTIES

FACILITIES

         The Company maintains its corporate headquarters in a 40,000 square foot building located in Mountain View, California pursuant to a lease that expires in June 2000. The Company sublets a 6,000 square foot warehouse located in Mountain View, California pursuant to a month-to-month agreement. The Company also leases sales offices in Atlanta, Georgia, Nashua, New Hampshire and Paris, France. The Company believes that its facilities are adequate to meet its current needs and that additional or alternative space will be available as necessary in the future on commercially reasonable terms.


ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for Common Stock.

         Prior to December 15, 1993, the date of the Company's initial public offering, there was no public market for the Company's Common Stock. Since December 15, 1993, the Company's Common Stock has been available for quotation through the NASDAQ National Market System under the symbol "PROX." The following table sets forth, for the period indicated, the high and low sale prices per share of the Company's Common Stock as reported by NASDAQ:

                                                         High        Low
                                                         ----        ---

      1995: First quarter                                $6.375     $3.825
            Second quarter                               $9.625     $5.00
            Third quarter                               $14.75      $7.75
            Fourth quarter                              $17.825    $11.00

      1996: First quarter                               $26.125    $15.125
            Second quarter                              $51.25     $25.00
            Third quarter                               $42.00     $23.75
            Fourth quarter                              $28.75     $16.875

Holders of Record.

         As of March 4, 1997, there were 158 stockholders of record of the Company's Common Stock.

Dividends.

         The Company has not declared or paid cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------
                                                1996      1995       1994      1993      1992
                                               ------    ------     ------    ------    ------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
     Revenue ..............................   $41,220   $22,083    $11,297    $8,078  $ 4,114
     Gross profit .........................    19,837    11,240      6,076     4,171    1,696
     Research and development .............     4,949     3,288      1,783     1,474    1,199
     Selling, general and administrative ..     9,408     6,694      3,982     2,821    2,383
     Income (loss) from operations ........     5,480     1,258        311      (124)  (1,886)
     Net income(loss) .....................   $ 6,654   $ 2,846    $   745    $  (99) $(1,902)
     Net income (loss) per share(1)........   $   .71   $   .35    $   .10    $ (.02) $    --
     Pro forma net loss per share(1).......        --        --         --        --     (.36)
     Weighted average common shares
      and equivalents(1) ..................     9,386     8,172      7,738     5,665       --
     Pro forma weighted average common
      shares and equivalents(1)............        --        --         --        --     5,326


   BALANCE SHEET DATA:
     Cash and cash equivalents ............   $54,232   $ 6,247    $11,300   $13,303   $1,216
     Working capital ......................    70,559    16,650     14,488    13,980    1,397
     Total assets .........................    81,381    24,107     17,435    15,753    2,816
     Mandatorily Redeemable Convertible
      Preferred Stock .....................        --        --         --        --    5,376
     Stockholders' equity (deficit) .......    75,641    18,450     15,226    14,299   (3,612)

----------

(1)Net loss per share for 1992 is a pro forma calculation based on the weighted average number of outstanding shares of Common Stock plus common stock equivalents. Common stock equivalents include stock options and warrants granted between October 1, 1992 and December 15, 1993 (using the treasury stock method and the initial public offering price) and Mandatorily Redeemable Convertible Preferred Stock assuming conversion into Common Stock on their respective original dates of issuance, even though anti-dilutive for all periods through the effectiveness of the Company's initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under "Certain Factors That May Affect Future Operating Results" and elsewhere in this report. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

         The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto.

OVERVIEW

         Since 1989, Proxim has focused on supplying spread spectrum RF transceiver modules and wireless LAN adapters to OEM customers for integration into mobile computing platforms, pen-based portables and handheld data collection terminals. In 1990, the Company introduced its first commercial product for OEM customers, a 900 MHz direct sequence spread spectrum RF transceiver. The Company introduced ProxLink, its first branded wireless data communications product for the commercial end user market in 1991, and RangeLAN, a family of 900 MHz direct sequence wireless LAN adapters in 1992. In 1994, the Company began commercial shipment of RangeLAN2, the industry's first family of
2.4 GHz frequency hopping spread spectrum wireless LAN products. In 1995, the Company introduced RangeLINK, a line of 2.4 GHz inter-building wireless remote bridges.

         Since the introduction of the RangeLAN2 product family in 1994, Proxim's 2.4 GHz product sales have increased to over 78% of total revenue in 1996. The Company anticipates that its 2.4 GHz product family will continue to increase as a percentage of total revenue as a result of the worldwide availability of unlicensed 2.4 GHz spectrum as well as the higher throughput and capacity achievable with 2.4 GHz wireless networks. To date, the Company has realized lower gross margins from sales of its 2.4 GHz products compared to its 900 MHz products due primarily to the higher component costs and higher manufacturing costs associated with early production of various 2.4 GHz products. While the Company expects manufacturing costs to decline over time as a result of greater efficiencies associated with higher volume production, there can be no assurance that the Company will be able to achieve higher gross margins with respect to 2.4 GHz product sales. Gross margins will be affected by a variety of factors, including manufacturing efficiencies, competitive pricing pressures, the degree of customization of individual products required by OEM customers and component and assembly costs. In addition, gross profit as a percentage of total revenue may fluctuate in the future depending primarily on the mix of revenue between 900 MHz products and 2.4 GHz products.

         Historically, the Company has marketed its products predominantly in the United States and, until 1995, revenue from international sales was not significant. During 1994 and 1995, the Company obtained regulatory certifications for its 2.4 GHz RangeLAN2 products in 24 countries and approval to ship to 20 additional countries. These certifications and approvals have significantly increased the available markets for these products. Revenue from sales directly to international customers were 31%, 24% and 6% in 1996, 1995 and 1994, respectively. See "Business -- Sales and Marketing."

         A substantial portion of the Company's revenue to date has been derived from a limited number of customers, most of which are OEM customers. Sales to OEM customers represented approximately 60%, 79% and 56% of total revenue in 1996, 1995 and 1994, respectively. The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future. The loss of one or more of the Company's major OEM customers could have a material adverse effect on the Company's results of operations. The development of products for OEM customer applications is characterized by a lengthy sales process and design-in cycle which typically lasts from six months to two years and requires the Company to integrate its technologies into, and in certain cases adapt its products to fit, OEM customers' products. In addition, the Company's OEM customers' products are generally required to be certified by the FCC or the equivalent regulatory agency in each country where such products are sold. The Company has committed substantial engineering, marketing and sales resources to develop key OEM relationships and has broadened its OEM customer base. Due to the Company's current dependency on its OEM customers for a significant percentage of its total revenue and the nature of its OEM business, the Company's annual and quarterly operating results are subject to fluctuations as a result of the level and timing of OEM customer orders. The Company works closely with its OEM customers to manage the order cycle process in an attempt to reduce the fluctuations inherent in its OEM business.

         The Company's RangeLAN2, RangeLINK, RangeLAN and ProxLink branded products are marketed to value added resellers, systems integrators and end users primarily through regional and national distributors. The Company grants certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors which have rights of return and price protection is recognized upon shipment by the distributor. Many of the Company's packaged products are also sold to certain OEM customers. Packaged products sold through distribution channels under Proxim's brand name and to OEM customers under private label agreements, represented 61%, 49% and 52% of total revenue in 1996, 1995 and 1994, respectively.

RESULTS OF OPERATIONS

Three Years Ended December 31, 1996, 1995 and 1994

         Revenue increased 87% from 1995 to 1996 and 95% from 1994 to 1995. Revenue increased in 1996 and 1995 primarily due to increased unit sales of 2.4 GHz OEM products, RangeLAN2 branded products and private label RangeLAN2 products, including increased revenue from shipments to international distributors and to OEM customers that have recently introduced RangeLAN2-based
2.4 GHz product lines in North America, Europe and Asia.

         Gross profit as a percentage of revenue was 48%, 51% and 54% in 1996, 1995 and 1994, respectively. Gross profit as a percentage of revenue decreased in 1996 and 1995 due to a change in the mix of revenue from higher gross margin 900 MHz products to lower gross margin 2.4 GHz OEM products, and higher costs related to initial manufacturing of and increasing the capacity for 2.4 GHz product versions designed to meet certification requirements in North America, Europe and Japan.

         Research and development expenses consist primarily of personnel expenses and, to a lesser extent, consulting fees, prototype material and other costs of ASIC/MMIC development. Research and development expenses are related primarily to the development and enhancement of radio transceivers, ASICs/MMICs, wireless protocols and network software drivers. Research and development expenses increased each year primarily due to the increased number of engineering employees, continued investment in integrating the Company's technology into ASICs, development of wireless protocols and network software drivers, costs related to performance enhancements in the RangeLAN2 architecture, and costs related to both domestic and international product certifications. Research and development expenses as a percentage of revenue were 12%,

15% and 16% in 1996, 1995 and 1994, respectively. Research and development expenses declined as a percentage of revenue primarily due to increases in revenue. To date, all of the Company's research and development costs have been expensed as incurred. The Company currently does not anticipate further significant declines in research and development expenses as a percentage of revenue. The Company expects that research and development expenses will continue to increase substantially in absolute dollars but may vary over time as a percentage of revenue.

         Selling, general and administrative expenses consist primarily of personnel expenses, sales commissions, costs related to both domestic and international product certifications, customer support, trade show and advertising expenses, and to a lesser extent, professional fees and facilities costs. Selling, general and administrative expenses increased each year primarily due to the hiring of additional marketing and sales personnel to support the Company's growth, particularly its expansion into international markets, as well as increased trade show and promotional expenses. Selling, general and administrative expenses as a percentage of revenue were 23%, 30% and 35% in 1996, 1995 and 1994, respectively. Selling, general and administrative expenses declined as a percentage of revenue primarily due to increases in revenue. The Company currently does not anticipate further significant declines in selling, general and administrative expenses as a percentage of revenue. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars but may vary over time as a percentage of revenue.

         Interest and other income is primarily interest income and non-operating gains. Interest and other income increased significantly from 1995 to 1996 primarily due to proceeds from the follow-on public offering in July 1996 and a one-time non-operating gain of $1,500,000 related to the November 1996 termination of a proposed merger with DSP Communications, Inc.

         The Company recognized a provision for income taxes of $1,664,000 in 1996, a benefit of $1,051,000 in 1995, and a provision of $83,000 in 1994. The provision of $83,000 in 1994 primarily represented alternative minimum taxes. The benefit recognized in 1995 was due to a current provision of $180,000, primarily representing alternative minimum taxes, offset by the recognition of $1,231,000 of deferred tax assets based on the Company's assessment that this portion of the deferred tax assets will be realized. The provision of $1,664,000 in 1996 was due to a current provision of $2,629,000, offset by the recognition of $965,000 of deferred tax assets. As of December 31, 1996, the Company had gross deferred tax assets of $2,762,000 and a related valuation allowance of $566,000. The Company has established a valuation allowance covering deferred tax assets related to net operating loss carryforwards which cannot be utilized prior to January 1, 2002 due to limitations on their usage.

Inflation

         To date, inflation has not had a significant impact on the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations to date primarily through private placements of its equity securities, and its public offerings in December 1993 and July 1996. As of December 31, 1996, the Company had an accumulated deficit of $2,497,000.

         In 1996, cash provided by operations was $633,000. In 1995 and 1994, cash used in operations was $3,853,000 and $1,070,000, respectively. In 1996, cash was provided primarily by net income and by increases in other accrued liabilities, partially offset by cash used to fund increases in inventories and accounts receivable and decreases in accounts payable. In 1995 and 1994, cash was used primarily to fund increases in inventories and accounts receivable, partially offset by cash provided by net income and by increases in accounts payable and accrued liabilities. The increases in inventories and accounts receivable in 1996, 1995 and 1994 were primarily attributable to the addition of new products and the growth in revenue. The Company believes that to the extent it experiences growth in its operations, if any, then additional cash will be required to fund increases in accounts receivable and inventories.

         In 1996, 1995 and 1994, the Company purchased $3,185,000, $1,578,000 and $681,000, respectively, of property and equipment using cash raised in equity financings. Expenditures related primarily to the acquisition of manufacturing and engineering test equipment and leasehold improvements. The Company expects to purchase approximately $5,000,000 of property and equipment during 1997, consisting primarily of leasehold improvements, telecommunications equipment, manufacturing and engineering test equipment, engineering systems software and equipment, and general office equipment.

         At December 31, 1996, the Company's principal source of liquidity was cash and cash equivalents of $54,232,000. The Company believes that its existing working capital and cash generated from operations, if any, will be sufficient to finance any cash acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, the Company will consider additional financing. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         In addition to the other information in this Form 10-K, the following are important factors that should be considered carefully in evaluating the Company and its business.

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

         Dependence on a Limited Number of OEM Customers. Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 60%, 79%, and 56% of the Company's sales during 1996, 1995 and 1994, respectively, were to OEM customers. Sales to three OEM customers represented approximately 22%, 22% and 12%, of the Company's total revenue during 1996. Sales to two OEM customers represented approximately 27% and 14%, of the Company's total revenue during 1995. The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future. The loss of one or more of the Company's major OEM customers could have a material adverse effect on the Company's results of operations.

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

         Proxim has several current competitors which offer 2.4 GHz products, including Lucent Technologies, Symbol Technologies and Telxon. In addition, certain other companies, such as 3Com Corporation, have announced their intention to offer competitive 2.4 GHz products. Some of these competitors have announced their intention to develop IEEE 802.11 standards-based products or other higher performance systems in the future. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, the Company could face future competition from companies that offer products which replace network adapters or offer alternative wireless communications solutions, or from large computer and network equipment companies. Moreover, the Company could also face competition from certain of its OEM customers which have, or could acquire, wireless engineering and product development capabilities. There can be no assurance that the Company will be able to compete successfully against these competitors or that competitive pressures faced by the Company will not adversely affect its business or operating results.

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

         International Sales. Revenue from shipments by the Company to customers outside the United States, principally to a limited number of international distributors and OEM customers, represented 31%, 24% and 6% of total revenue during 1996, 1995 and 1994, respectively. The Company expects that revenue from shipments to international customers will continue to represent a substantial portion of total revenue for the foreseeable future. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, and potential political and economic instability. While international sales are typically denominated in U.S. dollars and the Company generally extends limited credit terms, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Additionally, payment cycles for international distributors are usually longer than for distributors in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products to foreign customers. The Company's business and operating results could be materially and adversely affected if foreign markets do not continue to develop or the Company does not receive additional orders to supply its products for use by foreign customers.

         Protection of Proprietary Rights. The Company relies on a combination of patents, trademarks and non-disclosure agreements in order to establish and protect its proprietary rights. Proxim has been issued three U.S. patents which are important to the current business of the Company, and has six patent applications pending in the U.S. which relate to the Company's core technology. There can be no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Since U.S. patent applications are maintained in secrecy until patents issue, and since publication of inventions in the technical or patent literature tend to lag behind such inventions by several months, the Company cannot be certain that it was the first creator of the inventions covered by its issued patents or pending patent applications or that it was the first to file patent applications for such inventions or that the Company is not infringing on the patents of others. In addition, the Company has filed, or reserved its rights to file, a number of patent applications internationally. There can be no assurance that any such international patent applications will issue or that the laws of foreign jurisdictions will protect the Company's proprietary rights to the same extent as the laws of the United States.

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

         Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly impact the Company's operations by restricting the Company's development efforts, rendering current products obsolete or increasing the opportunity for additional competition. In September 1993 and in February 1995, the FCC allocated additional spectrum for personal communications services. In January 1997, the FCC authorized 300 MHz of additional unlicensed frequencies in the 5 GHz frequency range. These changes in the allocation of available frequency spectrum could create opportunities for other wireless networking products and services. There can be no assurance that new regulations will not be promulgated which could have a material adverse effect on the Company's business and results of operations

         Expanded Distribution Required for Branded Products. To date, a substantial percentage of Proxim's revenue has been derived from OEM customers through the Company's direct sales force. The Company sells its branded RangeLAN2 products through domestic and international distributors. In general, distributors offer products of several different companies, including products that may compete with the Company's products. Accordingly, these distributors may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. Agreements with distributors are generally terminable at the distributor's option. A reduction in sales efforts or termination of a distributor's relationship with the Company may have a material adverse effect on the Company's future operating results. Use of distributors also entails the risk that distributors will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, these distributors may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in the Company's future operating results.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   Index to Financial Statements                                        Page

       Report of Independent Accountants                                 27

       Balance Sheet at December 31, 1996 and 1995                       28

       Statement of Operations for the Years Ended December 31, 1996,
            1995 and 1994                                                29

       Statement of Stockholders' Equity for the Years Ended
            December 31, 1996, 1995 and 1994                             30

       Statement of Cash Flows for the Years Ended December 31, 1996,
            1995 and 1994                                                31

       Notes to Financial Statements                                     32



   Financial Statement Schedules

       All financial statement schedules have been omitted because the information is not required to be set forth herein, is not applicable or is included in the financial statements or notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Proxim, Inc.

      In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Proxim, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PRICE WATERHOUSE LLP

San Jose, California
January 17, 1997

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                           ASSETS                         DECEMBER 31,
                                                          ------------
                                                        1996        1995
                                                       ------      ------
Current assets:
  Cash and cash equivalents .....................     $54,232     $ 6,247
  Accounts receivable, net ......................      10,271       6,810
  Inventories ...................................      10,479       7,891
  Deferred tax assets ...........................       1,116       1,231
  Other assets ..................................         201         128
                                                      -------     -------
    Total current assets ........................      76,299      22,307
Property and equipment, net .....................       4,002       1,800
Deferred tax assets .............................       1,080          --
                                                      -------     -------
                                                      $81,381     $24,107
                                                      =======     =======


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................     $1,833      $3,747
  Accrued liabilities ...........................      3,907       1,910
                                                     -------     -------
    Total current liabilities ...................      5,740       5,657
                                                     -------     -------

Commitments (Note 10)

Stockholders' equity:
  Common Stock, $.001 par value, 25,000 shares
  authorized; 9,787 and 7,257 shares issued and
  outstanding ...................................         10           7
  Additional paid-in capital ....................     78,128      27,594
  Accumulated deficit ...........................     (2,497)     (9,151)
                                                     -------     -------
    Total stockholders' equity ..................     75,641      18,450
                                                     -------     -------
                                                     $81,381     $24,107
                                                     =======     =======


     The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                               1996      1995     1994
                                              ------    ------   ------
Revenue....................................  $41,220   $22,083  $11,297
Cost of revenue............................   21,383    10,843    5,221
                                             -------   -------  -------
Gross profit...............................   19,837    11,240    6,076
                                             -------   -------  -------

Operating expenses:
  Research and development.................    4,949     3,288    1,783
  Selling, general and administrative......    9,408     6,694    3,982
                                             -------   -------  -------
    Total operating expenses...............   14,357     9,982    5,765
                                             -------   -------  -------
Income from operations.....................    5,480     1,258      311
Interest and other income, net.............    2,838       537      517
                                             -------   -------  -------
Income before income taxes.................    8,318     1,795      828
Provision (benefit) for income taxes.......    1,664    (1,051)      83
                                             -------   -------  -------
Net income.................................  $ 6,654   $ 2,846  $   745
                                             =======   =======  =======
Net income per share.......................  $   .71   $   .35  $   .10
                                             =======   =======  =======
Weighted average common shares and
  equivalents..............................    9,386     8,172    7,738
                                             =======   =======  =======



     The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                          COMMON    STOCK        ADDITIONAL
                                         ------------------       PAID-IN      ACCUMULATED
                                          SHARES    AMOUNT        CAPITAL        DEFICIT       TOTAL
                                         --------  --------      ---------      ---------     -------
Balance at December 31, 1993 .......     6,855      $    7       $ 27,034       $(12,742)     $14,299
Exercise of stock options ..........       131          --             52             --           52
Issuance of Common Stock under
  Stock Purchase Plan ..............        25          --            130             --          130
Net income .........................        --          --             --            745          745
                                         -----      ------       --------       --------      -------

Balance at December 31, 1994 .......     7,011           7         27,216        (11,997)      15,226
Exercise of stock options ..........       172          --            102             --          102
Issuance of Common Stock under
 Stock Purchase Plan ...............        74          --            276             --          276
Net income .........................        --          --             --          2,846        2,846
                                         -----      ------       --------       --------      -------

Balance at December 31, 1995 .......     7,257           7         27,594         (9,151)      18,450
Exercise of stock options ..........       381           1            822             --          823
Issuance of Common Stock under
 Stock Purchase Plan ...............       136          --            610             --          610
Issuance of Common Stock in follow-
  on public offering, net ..........     2,013           2         47,002             --       47,004
Tax benefit of stock options .......        --          --          2,100             --        2,100
Net income .........................        --          --             --          6,654        6,654
                                         -----      ------       --------       --------      -------

Balance at December 31, 1996 .......     9,787      $   10       $ 78,128       $ (2,497)     $75,641
                                         =====      ======       ========       ========      =======



     The accompanying notes are an integral part of these financial statements.

                                    PROXIM, INC.
                              STATEMENT OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                                      -------------------------
                                                                 1996            1995           1994
                                                                ------          ------         ------
Cash flows from operating activities:
  Net income ..............................................     $ 6,654        $ 2,846         $   745
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization ...........................         983            516             262
  Deferred tax assets .....................................        (965)        (1,231)             --
  Changes in assets and liabilities:
    Accounts receivable ...................................      (3,461)        (4,681)         (1,036)
    Inventories ...........................................      (2,588)        (4,865)         (2,115)
    Other assets ..........................................         (73)           114            (115)
    Accounts payable ......................................      (1,914)         2,060           1,047
    Accrued liabilities ...................................       1,997          1,388             142
                                                                -------        -------         -------
      Net cash provided by (used in) operating activities .         633         (3,853)         (1,070)
                                                                -------        -------         -------
Cash flows used in investing activities for purchase of
  property and equipment ..................................      (3,185)        (1,578)           (681)
                                                                -------        -------         -------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net .............      48,437            378            (235)
  Tax benefit of stock options ............................       2,100             --              --
  Principal payments on capitalized lease obligations .....          --             --             (17)
                                                                -------        -------         -------
      Net cash provided by (used in) financing activities .      50,537            378            (252)
                                                                -------        -------         -------
Net increase (decrease) in cash and cash equivalents ......      47,985         (5,053)         (2,003)
Cash and cash equivalents, beginning of period ............       6,247         11,300          13,303
                                                                -------        -------         -------
Cash and cash equivalents, end of period ..................     $54,232        $ 6,247         $11,300
                                                                =======        =======         =======


     The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:

         Proxim, Inc. (the "Company") designs, manufactures and markets high performance wireless local area data networking products. Based on spread spectrum radio frequency technology, Proxim's highly integrated wireless client adapters and network infrastructure systems seamlessly extend existing enterprise LANs to enable mobility-driven applications in a wide variety of in-building and campus area environments. The Company operates in one industry segment and assets located outside of the United States are not significant.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash equivalents

         The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

         Inventories are stated at the lower of cost or market, cost being determined using the first in, first out method.

Property and equipment

      Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, ranging from two to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Revenue

      Product revenue is generally recognized upon shipment to the customer. The Company grants certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors which have rights of return and price protection is recognized upon shipment by the distributor. The provision for estimated future warranty is recorded at the time revenue is recognized.

Software development costs

         Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as completion of a working model. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Income taxes

         A deferred tax liability or asset, net of valuation allowance, is established for the expected future consequences resulting from the differences between the financial reporting and income tax bases of assets and liabilities and from net operating loss carryforwards.

Net income per share

         Net income per share is computed using the weighted average number of outstanding shares of Common Stock plus dilutive Common Stock equivalents. Common Stock equivalents consist of stock options (using the treasury stock method).

Stock-Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." (See Note 5.)

Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue, cost of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

NOTE 3 -- BALANCE SHEET COMPONENTS:

                                                                            DECEMBER 31,
                                                                           --------------
                                                                         1996          1995
                                                                        ------        ------
                                                                           (IN THOUSANDS)
                  Accounts receivable:
                    Gross accounts receivable .......................   $10,371       $6,930
                    Less: allowance for doubtful accounts ...........      (100)        (120)
                                                                        -------       ------
                                                                        $10,271       $6,810
                                                                        =======       ======
                  Inventories:
                    Raw materials ...................................    $3,978       $1,609
                    Work-in-process .................................     6,501        6,282
                                                                        -------       ------
                                                                        $10,479       $7,891
                                                                        =======       ======
                  Property and equipment:
                    Computer and test equipment .....................    $5,883       $3,163
                    Furniture and fixtures ..........................       511          385
                    Leasehold improvements ..........................       858          519
                                                                        -------       ------
                                                                          7,252        4,067
                    Less: accumulated depreciation and amortization .    (3,250)      (2,267)
                                                                        -------       ------
                                                                         $4,002       $1,800
                                                                        =======       ======
                  Accrued liabilities:
                    Accrued compensation ............................    $1,580       $1,119
                    Accrued professional fees and expenses ..........     1,056           67
                    Income taxes payable ............................       680          220
                    Deferred revenue ................................       392          340
                    Other ...........................................       199          164
                                                                        -------       ------
                                                                         $3,907       $1,910
                                                                        =======       ======

NOTE 4 -- STOCKHOLDERS' EQUITY:

Initial and Follow-on Public Offerings

        In December 1993, the Company completed an initial public offering of 1,500,000 shares of Common Stock at $9.00 per share and realized proceeds of approximately $11.7 million, net of issuance costs of $812,000. In July 1996, the Company completed a follow-on public offering of 2,012,500 shares of Common Stock at $25.00 per share and realized proceeds of approximately $47 million, net of issuance costs of $795,000.

Preferred Stock

         In December 1993, the stockholders approved a class of Preferred Stock consisting of 5,000,000 shares, at a par value of $.001 per share, issuable in series and having such rights, preferences, privileges and restrictions as may be determined by the Board of Directors. As of December 31, 1996, no Preferred Stock had been issued.

NOTE 5 - STOCK PLANS:

1986 Stock Option Plan

        The Company's Stock Option Plan (the "1986 Plan") provided for the grant of stock options to employees and consultants at prices not less than 85% of the fair market value of the Company's Common Stock on the date of grant. The options terminate ten years after the date of grant. All options granted have been at the fair market value of the stock on the dates of grant. An aggregate of 2,272,088 shares of Common Stock were reserved for issuance pursuant to the 1986 Plan. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 48 month period. The 1986 Plan (but not outstanding options issued thereunder) terminated by its terms on March 20, 1996.

1995 Long-Term Incentive Plan

         In April 1995, the Company established the 1995 Long-Term Incentive Plan (the "1995 Plan") and reserved 250,000 shares of Common Stock for issuance to employees, consultants and officers upon the exercise of awards granted thereunder. In March 1996, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 1,000,000 shares to an aggregate of 1,250,000 shares. The 1995 Plan provides for the grant of awards in the form of stock options, restricted stock, performance shares, restricted stock units, and stock unit awards to employees, consultants and officers at prices not less than 100% of the of the fair market value of the Company's Common Stock on the date of grant. The options terminate ten years after the date of grant. Through December 31, 1996, only stock options have been granted under the 1995 Plan and all such options have been granted at the fair market value of the stock at the dates of grant. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 48 month period.

1994 Director Option Plan

         In May 1994, the Company adopted the 1994 Director Option Plan (the "Directors' Plan") which provides for the grant of stock options to directors at the fair market value of the Company's Common Stock on the date of grant. The options terminate 10 years after the date of grant. All options granted have been at the fair market value of the stock at the dates of grant. An aggregate of 100,000 shares of Common Stock have been reserved for issuance under the Directors' Plan. Options granted under the Directors' Plan are exercisable only upon vesting. Grants made prior to January 1, 1996 vest ratably over a 48 month period, and grants made on or after January 1, 1996 fully vest one year from the date of grant.

  The following table summarizes stock option activity under the Company's stock option plans (shares in thousands):

                                                         SHARES        OPTIONS       WEIGHTED AVERAGE
                                                        AVAILABLE    OUTSTANDING     EXERCISED PRICE
                                                        ---------    -----------     ---------------

                       Balance at December 31, 1993       264           984              $  .64
                         Shares authorized ........       600            --
                         Options granted ..........      (355)          355                5.65
                         Options exercised ........        --          (131)                .39
                         Options canceled .........        47           (47)               1.00
                                                        -----         -----

                       Balance at December 31, 1994       556         1,161                2.19
                         Shares authorized ........       250            --
                         Options granted ..........      (382)          382                8.69
                         Options exercised ........        --          (172)                .59
                         Options canceled .........        36           (36)               4.53
                                                        -----         -----

                       Balance at December 31, 1995       460         1,335                4.20
                         Shares authorized ........     1,000            --
                         Termination of 1986 Plan .      (120)           --
                         Options granted ..........      (602)          602               20.19
                         Options exercised ........        --          (380)               2.21
                         Options canceled .........        41           (41)              13.45
                                                        -----         -----

                       Balance at December 31, 1996       779         1,516              $10.79
                                                        =====         =====

      The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 1996 (shares in thousands):

                                       Options Outstanding                          Options Exercisable
                        -----------------------------------------------------       -------------------
                                         Weighted Average    Weighted Average                 Weighted Average
    Range of Exercise     Number            Remaining           Exercise           Number         Exercise
        Prices          Outstanding      Contractual Life         Price         Exercisable         Price
   ------------------- -------------    ------------------       -------       -------------       -------
   $.15 -- $ 1.50          344                6.42               $  .65             259            $  .60
  $4.00 -- $ 9.63          504                8.02               $ 6.38             273            $ 6.36
 $11.63 -- $21.75          596                9.50               $18.04              24            $14.48
 $27.50 -- $29.88           61                9.48               $28.03               -            $    -
 $45.50 -- $45.50           11                9.38               $45.50               -            $    -
                         -----
   $.15 -- $45.50        1,516                8.30               $10.79             556            $ 4.02
                         =====                                                    =====

1993 Employee Stock Purchase Plan

         In September 1993, the Company established the 1993 Employee Stock Purchase Plan (the "Purchase Plan"). The Company initially reserved 200,000 shares of Common Stock for issuance to employees under the Purchase Plan. In March 1996, the Company's Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase Plan by 200,000 shares to an aggregate of 400,000 shares. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of his or her total compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's Common Stock at the first day or last day of each six-month offering period. Offering periods commence on August 15 and February 15. During 1996, 1995 and 1994, the Company issued 135,736, 74,354 and 24,592 shares, respectively, of Common Stock under the Purchase Plan.

Pro forma disclosure

        The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the Company's stock option plans during 1996 and 1995 was $13.31 and $5.21 per share, respectively. The weighted average estimated grant date fair value of stock purchase rights granted pursuant to the Company's employee stock purchase plan during 1996 and 1995 was $2.05 and $3.73 per share, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option and purchase awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

         The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option and purchase awards:

                                                              1996       1995
                                                             ------     ------
Stock option plans:
  Expected dividend yield...............................        0.0%        0.0%
  Expected stock price volatility.......................      109.8%      109.8%
  Risk free interest rate...............................       6.19%       5.88%
  Expected life (years).................................       2.68        2.68

Stock purchase plan:
  Expected dividend yield...............................        0.0%        0.0%
  Expected stock price volatility.......................      152.4%       61.8%
  Risk free interest rate...............................       5.29%       5.75%
  Expected life (years).................................        0.5         0.5

Pro forma net income and net income  per share

         Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the years ended December 31, 1996 and 1995 (in thousands, except per share amounts):

                                                           1996        1995
                                                          ------      ------
Net income as reported................................    $6,654      $2,846
Pro forma net income..................................    $4,828      $2,087

Net income per share as reported......................    $ 0.71      $ 0.35
Pro forma net income per share........................    $ 0.52      $ 0.26

         The pro forma effect on net income and net income per share for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

NOTE 6 -- RETIREMENT SAVINGS PLAN:

         Effective January 1, 1993, the Company implemented a retirement savings plan which qualifies as a thrift plan under section 401(k) of the Internal Revenue Code. All employees who have completed two months of service and are twenty-one years of age or older on or before the quarterly entry periods are eligible to participate in the Plan. The Plan allows participants to contribute up to 25% of the total compensation that would otherwise be paid to the participant, not to exceed the amount allowed by applicable Internal Revenue Service guidelines. The Company may make a discretionary matching contribution equal to the percentage of the participant's contributions subject to a maximum of 4%. The Company made no contributions to the plan through December 31, 1996.

NOTE 7 -- INCOME TAXES:

         The provision (benefit) for income taxes consists of the following (in thousands):

                                          YEAR ENDED DECEMBER 31,
                                         -------------------------
                                         1996       1995      1994
                                        ------     ------    ------
Current:
  Federal............................   $1,974     $   149    $  60
  State..............................      655          31       23
                                        ------     -------    -----
                                         2,629         180       83
                                        ------     -------    -----
Deferred:
  Federal............................     (995)     (1,093)      --
  State..............................       30        (138)      --
                                        ------     -------    -----
                                          (965)     (1,231)      --
                                        ------     -------    -----
                                        $1,664     $(1,051)   $  83
                                        ======     =======    =====

         The tax provision (benefit) reconciles to the amount computed by multiplying income before tax by the U.S. federal statutory rate of 35% as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                                -------------------------
                                                                1996       1995      1994
                                                               ------     ------    ------

Tax at federal statutory rate ...............................  $2,911   $   628      $290
State taxes, net of federal tax benefit .....................     452       109        50
Research and development credits ............................    (100)       --        --
Net operating loss carryforwards, net of minimum tax effect .    (843)     (503)     (257)
Change in valuation allowance ...............................    (758)   (1,231)       --
Other .......................................................       2       (54)       --
                                                               ------   -------      ----
                                                               $1,664   $(1,051)     $ 83
                                                               ======   =======      ====


      Deferred tax assets comprise the following (in thousands):

                                                                                        DECEMBER 31,
                                                                                       --------------
                                                                                       1996      1995
                                                                                      ------    ------

Net operating loss and credit carryforwards ......................................   $ 1,740   $ 1,788
Capitalized research and development costs .......................................       131       181
Accrued expenses and reserves ....................................................       891       586
                                                                                     -------   -------
Total deferred tax assets ........................................................     2,762     2,555
Valuation allowance ..............................................................      (566)   (1,324)
                                                                                     -------   -------
                                                                                     $ 2,196   $ 1,231
                                                                                     =======   =======

         The Company has established a valuation allowance covering deferred tax assets related to net operating loss carryforwards which cannot be utilized prior to January 1, 2002 due to limitations on their usage.

         At December 31, 1996, the Company had approximately $4,200,000 of net operating loss carryforwards for federal tax reporting purposes available to offset future taxable income; such carryforwards expire through 2008.

         The amounts of and the benefit from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events which may cause such limitations include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. As a result of a prior financing which resulted in a cumulative ownership change in 1991 of greater than 50%, the Company's net operating loss carryforwards are limited to usage of approximately $600,000 per year.

NOTE 8 -- NON-OPERATING GAIN

         During 1996, the Company entered into an agreement with DSP Communications, Inc. ("DSPC") whereby Proxim was to merge with DSPC. In November 1996, the merger agreement was terminated. The Company recorded a one-time non-operating gain of $1,500,000, net of related expenses, resulting from termination fees paid by DSPC as provided in the agreement.

NOTE 9 -- CONCENTRATION OF SALES AND CREDIT RISK

         Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents primarily in market rate accounts and highly rated commercial paper. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

         The Company generally extends 30-day credit terms to its customers, which is consistent with industry business practices. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. To date the Company has not experienced any material credit losses. All transactions are denominated in U.S. dollars.

         During 1996, revenue from three customers represented 22%, 22% and 12% of total revenue. During 1995, revenue from two customers represented 27% and 14% of total revenue. In 1994, revenue from two customers represented 17% and 15% of total revenue.

         Revenue from shipments to customers outside the United States, primarily in Asia Pacific, Europe and South America, represented 31%, 24% and 6% of total revenue in 1996, 1995 and 1994, respectively. Revenue from shipments to customers in Asia Pacific represented 22% and 17% of total revenue in 1996 and 1995, respectively.

         At December 31, 1996, outstanding receivables from three customers represented 32%, 24% and 17% of gross receivables. At December 31, 1995, outstanding receivables from three customer represented 26%, 25% and 11% of gross receivables.


NOTE 10 -- COMMITMENTS:

         The Company occupies its facility under a non-cancelable operating lease agreement which expires in June 2000 and which requires payment for property taxes, insurance, maintenance and utilities. Total rental expense related to this operating lease was $456,000, $364,000 and $194,000 for 1996, 1995 and 1994, respectively.

         Future minimum lease payments under non-cancelable leases at December 31, 1996 were as follows (in thousands):

Year ending December 31,:
  1997.............................................................   $   488
  1998.............................................................       504
  1999.............................................................       504
  2000.............................................................       252
                                                                      -------
  Total minimum lease payments.....................................   $ 1,748
                                                                      =======

NOTE 11 -- SUBSEQUENT EVENT (UNAUDITED):

        In March 1997, the Company declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding share of the Company's Common Stock. Each right will entitle stockholders to buy one one-thousandth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $115.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the Company's Common Stock or announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $0.001 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's Common Stock.

        If, prior to redemption of the Rights, a person or group acquires 15% or more of the Company's Common Stock, each Right not owned by a holder of 15% or more of the Common Stock will entitle its holder to purchase, at the Right's then current exercise price, that number of shares of Common Stock of the Company (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a market value at that time of twice the Right's exercise price. If, after the tenth day following acquisition by a person or group of 15% or more of the Company's Common Stock, Proxim sells more than 50% of its assets or earning power or is acquired in a merger or other business combination transaction, the acquiring person must assume the obligations under the Rights and the Rights will become exercisable to acquire Common Stock of the acquiring person at the discounted price. At any time after an event triggering exercisability of the Rights at a discounted price and prior to the acquisition by the acquiring person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than those owned by the acquiring person or its affiliates) for Common Stock of the Company at an exchange ratio of one share of Common Stock per Right.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

10.a. Information with respect to directors is incorporated by reference from the information under the caption "Election of Directors," in the Registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

10.b. Information with respect to directors and executive officers is included at the end of PART I, Item 1. on page 12 of this Report under the caption "Executive Officers of the Registrant."


ITEM 11.  EXECUTIVE COMPENSATION

      Incorporated by reference from the information under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not Applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements: See Index to Financial Statements at Item 8. on page 26 of this Report.

   (2)  Financial Statement Schedules:  See Item 8. on page 26 of this Report.

   (3)  Exhibits:

  Exhibit #    Description of Document

   3.1(1)      Amended Articles of Incorporation.
   3.2(1)      Certificate of Incorporation of Registrant.
   3.3(1)      Restated Certificate of Incorporation.
   3.4(1)      Bylaws of Registrant.
   4.1(1)      Form of Common Stock Certificate.
   4.3(1)      Series A Preferred Stock Purchase Agreement dated May 2, 1991.
   4.4(1)      Registration and Information Rights and Modification Agreement
               dated May 2, 1991 as amended.
   10.1(1)(5)  Form of Registrant's Indemnification Agreement for Officers and
               Directors, Delaware.
   10.2(1)(5)  1993 Employee Stock Purchase Plan and form of Subscription
               Agreement.
   10.3(1)(5)  1986 Incentive Stock Option Plan and form of Stock Option
               Agreement.
   10.4(1)     Services Agreement dated June 17, 1992 between the Company and
               Sears Technology Services, Inc.
   10.5(1)     Lease Agreement dated February 18, 1993 between Proxim, Inc. and
               Vanni Business Park Partnership.
   10.6(1)     Security and Loan Agreement dated August 17, 1993 between Proxim,
               Inc. and Imperial Bank.
   10.7(2)     Amendment to lease Agreement dated August 28, 1994 between
               Proxim, Inc. and Vanni Business Park Partnership.
   10.8(3)(5) 1994 Director Option Plan and form of Subscription Agreement. 10.9(4)(5) 1995 Long-Term Incentive Plan and form of Subscription Agreement.
   11.1        Computation of Net Income Per Share.
   23.1        Consent of Independent Accountants.
   27.1        Financial Data Schedule

(b)  Reports on Form 8-K:  None.

    1. A report on Form 8-K (File No. 000-22700) was filed pursuant to the Securities Exchange Act of 1934, as amended, on November 7, 1996, relating to the proposed acquisition of the Registrant by DSP Communications, Inc.

(c)  Exhibits:  See 14(a) above.

(d)  Financial Statement Schedules:  See 14(a) above.

---------------------

(1) Incorporated by reference to the Registrant's Registration Statement No. 33-70712 filed with the Securities and Exchange Commission on December 15, 1993.

(2) Incorporated by reference to the Registrant's Form 10-Q for the period ended September 30, 1994 filed with the Securities and Exchange Commission on November 14, 1994.

(3) Incorporated by reference to the Registrant's definitive proxy materials filed with the Securities and Exchange Commission on April 15, 1994.

(4) Incorporated by reference to the Registrant's Registration Statement No. 33-94910 filed with the Securities and Exchange Commission on July 19, 1995.

(5) Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 14(c) of this Report.

                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 28th day of March, 1997.


                                    PROXIM, INC.

                                    By:        /s/  KEITH E. GLOVER
                                       --------------------------------------
                                       (Keith E. Glover, Vice President of
                                        Finance and Administration and Chief
                                        Financial Officer)



         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David C. King and Keith E. Glover, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratify and confirm all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:


          SIGNATURE                          TITLE                            DATE
         -----------                        -------                          ------
     /s/ DAVID C. KING          Chairman of the Board of Directors,      March 28, 1997
--------------------------      President and Chief Executive Officer
       (David C. King)          (Principal Executive Officer)


    /s/ KEITH E. GLOVER         Vice President of Finance and            March 28, 1997
--------------------------      Administration and Chief Financial                            -
      (Keith E. Glover)         Officer (Principal Financial and
                                Accounting Officer)


    /s/ RAYMOND CHIN            Director                                 March 28, 1997
--------------------------
        (Raymond Chin)

   /s/ LESLIE G. DENEND         Director                                 March 28, 1997
--------------------------
     (Leslie G. Denend)

  /s/ MICHAEL D. KAUFMAN        Director                                 March 28, 1997
---- ---------------------
     (Michael D. Kaufman)

  /s/ G. RUSSELL MORTENSON      Director                                 March 28, 1997
--------------------------
   (G. Russell Mortenson)

                                 EXHIBIT INDEX
  Exhibit
    No.                            Document

   3.1(1)      Amended Articles of Incorporation.
   3.2(1)      Certificate of Incorporation of Registrant.
   3.3(1)      Restated Certificate of Incorporation.
   3.4(1)      Bylaws of Registrant.
   4.1(1)      Form of Common Stock Certificate.
   4.3(1)      Series A Preferred Stock Purchase Agreement dated May 2, 1991.
   4.4(1)      Registration and Information Rights and Modification Agreement
               dated May 2, 1991 as amended.
   10.1(1)(5)  Form of Registrant's Indemnification Agreement for Officers and
               Directors, Delaware.
   10.2(1)(5)  1993 Employee Stock Purchase Plan and form of Subscription
               Agreement.
   10.3(1)(5)  1986 Incentive Stock Option Plan and form of Stock Option
               Agreement.
   10.4(1)     Services Agreement dated June 17, 1992 between the Company and
               Sears Technology Services, Inc.
   10.5(1)     Lease Agreement dated February 18, 1993 between Proxim, Inc. and
               Vanni Business Park Partnership.
   10.6(1)     Security and Loan Agreement dated August 17, 1993 between Proxim,
               Inc. and Imperial Bank.
   10.7(2)     Amendment to lease Agreement dated August 28, 1994 between
               Proxim, Inc. and Vanni Business Park Partnership.
   10.8(3)(5) 1994 Director Option Plan and form of Subscription Agreement. 10.9(4)(5) 1995 Long-Term Incentive Plan and form of Subscription Agreement.
   11.1        Computation of Net Income Per Share.
   23.1        Consent of Independent Accountants.
   27.1        Financial Data Schedule