Form 10-Q
period 1997-03-31
PROXIM INC /DE/
filed 1997-05-14
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                  Yes  X   No
                                     -----   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Title of Class                     Outstanding as of March 31, 1997
            --------------                     --------------------------------
Common Stock, par value $.001 per share                    9,908,908

                                  PROXIM, INC.

                                      Index


PART 1 - FINANCIAL INFORMATION                                                                Page
                                                                                              ----
     Item 1.  Financial Statements:

         Balance Sheet at March 31, 1997 and December 31, 1996................................  3

         Statement of Operations for the Three Months Ended
           March 31, 1997 and 1996............................................................  4

         Statement of Cash Flows for the Three Months Ended
           March 31, 1997 and 1996............................................................  5

         Notes to Financial Statement.........................................................  6


     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operation....................................................  7


PART  II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K................................................ 16

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                           MARCH 31,    DECEMBER 31,
                                                                             1997           1996
                                                                           ---------    ------------
                                     ASSETS
Current assets:
   Cash and cash liabilities ........................................      $ 55,564       $ 54,232
   Accounts receivable, net .........................................        11,940         10,271
   Inventories ......................................................         9,554         10,479
   Deferred tax assets ..............................................         1,116          1,116
   Other current assets .............................................           232            201
                                                                           --------       --------
      Total current assets ..........................................        78,406         76,299
Property and equipment, net .........................................         4,045          4,002
Deferred taxes and other assets .....................................         1,370          1,080
                                                                           --------       --------
                                                                           $ 83,821       $ 81,381
                                                                           ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .................................................      $  1,906       $  1,833
   Accrued liabilities ..............................................         4,118          3,907
                                                                           --------       --------
      Total current liabilities .....................................         6,024          5,740
                                                                           --------       --------

Stockholders' equity:
   Common Stock, $.001 par value, 25,000 shares authorized;
      9,909 and 9,787 shares issued and outstanding .................            10             10
   Additional paid-in capital .......................................        78,673         78,128
   Accumulated deficit ..............................................          (886)        (2,497)
                                                                           --------       --------
      Total stockholders' equity ....................................        77,797         75,641
                                                                           --------       --------
                                                                           $ 83,821       $ 81,381
                                                                           ========       ========



   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                             1997         1996
                                                           --------      -------

Revenue ............................................       $ 12,493      $ 8,901
Cost of revenue ....................................          6,550        4,539
                                                           --------      -------
Gross profit .......................................          5,943        4,362
                                                           --------      -------
Operating expenses:
   Research and development ........................          1,479        1,070
   Selling, general and administrative .............          2,705        2,127
                                                           --------      -------
      Total operating expenses .....................          4,184        3,197
                                                           --------      -------
Income from operations .............................          1,759        1,165
Interest and other income, net .....................            719           84
                                                           --------      -------
Income before income taxes .........................          2,478        1,249
Provision for income taxes .........................            867          337
                                                           --------      -------
Net income .........................................       $  1,611      $   912
                                                           ========      =======
Net income per share ...............................       $   0.15      $  0.11
                                                           ========      =======
Weighted average common shares and equivalents .....         10,568        8,268
                                                           ========      =======




   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          -----------------------
                                                                            1997          1996
                                                                          --------       --------
Cash flows from operating activities:
   Net income ......................................................      $  1,611       $    912
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
   Depreciation and amortization ...................................           389            160
   Deferred tax assets .............................................            --            (44)
   Changes in assets and liabilities:
      Accounts receivable, net .....................................        (1,669)           460
      Inventories ..................................................           925           (221)
      Other assets .................................................          (321)          (151)
      Accounts payable .............................................            73         (1,416)
      Accrued liabilities ..........................................           211            109
                                                                          --------       --------
        Net cash provided by (used in) operating activities ........         1,219           (191)
                                                                          --------       --------
   Cash flows used in investing activities for purchases of property
    and equipment ..................................................          (432)          (629)
                                                                          --------       --------
   Cash flows provided by financing activities from issuance of
    Common Stock ...................................................           545            163
                                                                          --------       --------
Net increase (decrease) in cash and cash equivalents ...............         1,332           (657)
Cash and cash equivalents, beginning of period .....................        54,232          6,247
                                                                          --------       --------
Cash and cash equivalents, end of period ...........................      $ 55,564       $  5,590
                                                                          ========       ========



   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

         The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) which Proxim, Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the balance sheets. The interim financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, included in the 1996 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.


INVENTORIES (IN THOUSANDS)

                                              MARCH 31,       DECEMBER 31,
                                                1997              1996
                                             ----------       ------------
                                             (UNAUDITED)
         Raw materials ..............          $ 3,614          $ 3,978
         Work-in-process ............            5,940            6,501
                                               -------          -------
                                               $ 9,554          $10,479
                                               =======          =======

RECENT ACCOUNTING PRONOUNCEMENT - NET INCOME PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share." This statement redefines net income per share under generally accepted accounting principles. Under the new standard, primary net income per share is replaced by basic net income per share and fully diluted net income per share is replaced by diluted net income per share. The Company is required to adopt the new standard in the fourth calendar quarter of 1997. The following table sets forth primary net income per share as reported and unaudited pro forma basic and diluted net income per share assuming FAS 128 had been applied during the periods presented:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       -------------------
                                                         1997       1996
                                                       --------   --------
         Primary net income per share as reported      $   0.15   $   0.11
         Pro forma basic net income per share ...          0.16       0.12
         Pro forma diluted net income per share .          0.15       0.11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis below contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under "Certain Factors That May Affect Future Operating Results" and elsewhere in this report. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

         The following discussion should be read in conjunction with the Company's 1996 Financial Statements and Notes thereto.

         The following table presents the percentages of total revenue represented by certain line items from the Statement of Operations for the periods indicated.

                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ----------------
                                                       1997        1996
                                                       -----       -----
         Revenue ..............................        100.0%      100.0%
         Cost of revenue ......................         52.4%       51.0%
                                                       -----       -----
         Gross profit .........................         47.6%       49.0%
                                                       -----       -----
         Operating expenses:
            Research and development ..........         11.8%       12.0%
            Selling, general and administrative         21.7%       23.9%
                                                       -----       -----
               Total operating expenses .......         33.5%       35.9%
                                                       -----       -----
         Income from operations ...............         14.1%       13.1%
         Interest and other income, net .......          5.7%         .9%
                                                       -----       -----
         Income before income taxes ...........         19.8%       14.0%
         Provision for income taxes ...........          6.9%        3.8%
                                                       -----       -----
         Net income ...........................         12.9%       10.2%
                                                       =====       =====

RESULTS OF OPERATIONS

REVENUE

         Revenue increased 40% in the first quarter of 1997 compared to the first quarter of 1996. The increase in revenue was primarily attributable to increased unit sales of 2.4 GHz OEM products and RangeLAN2 branded products, including increased revenue from shipments to international distributors and to OEM customers that sell RangeLAN2-based 2.4 GHz product lines in North America, Europe and Asia.

GROSS PROFIT

         Gross profit as a percentage of revenue was 47.6% and 49.0% in the first quarter of 1997 and 1996, respectively. Gross profit as a percentage of revenue declined in the first quarter of 1997 compared to the first quarter of 1996 due to a change in the mix of revenue from higher gross margin 900 MHz products to lower gross margin 2.4 GHz products, and higher costs related to initial manufacturing of new products and increasing the manufacturing capacity for 2.4 GHz products. Gross profit as a percentage of revenue may fluctuate in future periods depending primarily on the mix of revenue between 900 MHz products and 2.4 GHz products.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased in the first quarter of 1997 compared to the first quarter of 1996 primarily due to the increased number of engineering employees, continued investment in integrating the Company's technology and designs into ASICs, development of wireless protocols and network software drivers, development of performance enhancements in the RangeLAN2 architecture, development of products based on the proposed IEEE 802.11 specification, research related to new technologies and products, and costs related to both domestic and international product certifications. Research and development expenses declined as percentage of revenue in the first quarter of 1997 compared to the first quarter of 1996 primarily due to increased revenue. To date, all of the Company's research and development costs have been expensed as incurred. The Company expects that research and development expenses will continue to increase substantially in absolute dollars but may vary over time as a percentage of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased in the first quarter of 1997 compared to the first quarter of 1996 primarily due to the hiring of additional marketing and sales personnel to support the Company's growth, particularly its expansion in international markets, as well as increased trade show and promotional expenses. Selling, general and administrative expenses declined as a percentage of revenue in the first quarter of 1997 compared to the first quarter of 1996 primarily due to increased revenue. The Company currently does not anticipate further significant declines in selling, general and administrative expenses as a percentage of revenue. The Company expects that selling, general and administrative expenses will continue to increases in absolute dollars but may vary over time as a percentage of revenue.

INTEREST AND OTHER INCOME, NET

          Interest and other income, net increased in the first quarter of 1997 compared to the first quarter of 1996 primarily due to the July 1996 follow-on public offering which increased cash balances.

INCOME TAXES

         The Company's estimated effective income tax rate was 35% and 27% for the first quarter of 1997 and 1996, respectively. The 1997 estimated effective income tax rate is less than the combined federal and state statutory rates based on the expected utilization of available net operating loss carryforwards and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         In the first quarter of 1997, $1,219,000 of cash and cash equivalents was provided by operating activities, primarily by net income and a decrease in inventories, partially offset by cash used to fund an increase in accounts receivable. In the first quarter of 1996, $191,000 of cash was used in operating activities primarily to fund an increase in inventories and a decrease in accounts payable, partially offset by net income for the period and cash provided by a decrease in accounts receivable.

         In the first quarter of 1997 and 1996, the Company purchased $432,000 and $629,000, respectively, of property and equipment. Capital expenditures in the first quarter of 1997 and 1996 were primarily for manufacturing and engineering test equipment, office furniture and leasehold improvements related to the Company's facilities expansion.

         At March 31, 1997, the Company had cash and cash equivalents of $55,564,000. The Company believes that its working capital and cash generated from operations, if any, will be sufficient to finance cash acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, the Company will consider raising additional financing. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

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

    Dependence on a Limited Number of OEM Customers. Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 59%, 60% and 79% of the Company's sales during the first quarter of 1997 and during fiscal 1996 and 1995, respectively, were to OEM customers. In addition, sales to three customers represented approximately 28%, 28% and 11%, of the Company's total revenue during the first quarter of 1997. Sales to three customers represented approximately 22%, 22% and 12%, of the Company's total revenue during 1996. The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future. The loss of one or more of the Company's major OEM customers could have a material adverse effect on the Company's results of operations.

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

    The Company intends to increase its manufacturing capacity during the next twelve months and intends to seek additional space near its present facility in Mountain View, California. There can be no assurance that the Company will be able to locate sufficient space near its present facility at commercially reasonable rates. Furthermore, this expansion and relocation could cause disruption of operations and unexpected costs which could have a material adverse effect on the Company's business and operating results.

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

    The Company's success is also dependent on its ability to develop new products for existing and emerging wireless communications markets, to introduce such products in a timely manner and to have them designed into new products developed by OEM customers. The development of new wireless networking products is highly complex, and wireless LAN companies, including Proxim, from time to time have experienced delays in developing and introducing new products. Due to the intensely competitive nature of the Company's business, any delay in the commercial availability of new products could have a material adverse effect on the Company's operating results. If the Company is unable to develop or obtain access to advanced wireless networking technologies as they become available, or is unable to design, develop and introduce competitive new products on a timely basis, or is unable to hire qualified engineers to develop such technologies and products, its future operating results would be materially and adversely affected. In particular, the Company intends to expend substantial resources in developing products that are designed to conform to the proposed IEEE 802.11 specifications. There can be no assurance that these specifications will be ultimately adopted or that such standards will have a meaningful commercial impact. To the extent these standards or other standards are adopted, the Company could be at a disadvantage if its competitors are able to develop and introduce competitive products which conform to such standards more rapidly than the Company.

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

    Proxim has several current competitors which offer 2.4 GHz products, including Lucent Technologies, Symbol Technologies and Telxon. In addition, certain other companies, such as 3Com Corporation, have announced their intention to offer competitive products. Some of these competitors have announced their intention to develop IEEE 802.11 standards-based products or other higher performance systems in the future. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, the Company could face future competition from companies that offer products which replace network adapters or offer alternative wireless communications solutions, or from large computer and network equipment companies. Moreover, the Company could also face competition from certain of its OEM customers which have, or could acquire, wireless engineering and product development capabilities. There can be no assurance that the Company will be able to compete successfully against these competitors or that competitive pressures faced by the Company will not adversely affect its business or operating results.

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

    International Sales. Revenue from shipments by the Company to customers outside the United States, principally to a limited number of international distributors and OEM customers, represented 36%, 31% and 24% of total revenue during the first quarter of 1997 and during 1996 and 1995, respectively. The Company expects that revenue from shipments to international customers will continue to represent a substantial portion of total revenue for the foreseeable future. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, and potential political and economic instability. While international sales are typically denominated in U.S. dollars and the Company generally extends limited credit terms, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Additionally, payment cycles for international customers are usually longer than for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products to foreign customers. The Company's business and operating results could be materially and adversely affected if foreign markets do not continue to develop or the Company does not receive additional orders to supply its products for use by foreign customers.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits:

    Exhibit 27 - Financial Data Schedule


B.  Reports on Form 8-K:

         None.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 13th day of May, 1997.



                                PROXIM, INC.


                                By: /s/ Keith E. Glover
                                    --------------------------------------------
                                    Keith E. Glover,
                                    Vice President of Finance and Administration
                                    and Chief Financial Officer


Dated:  May 13, 1997

                                 EXHIBIT INDEX


Exhibit
  No.                   Description
-------                 -----------
  27                    Financial Data Schedule

