Form 10-Q
period 1997-06-30
PROXIM INC /DE/
filed 1997-08-12
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                            295 NORTH BERNARDO AVENUE
                         MOUNTAIN VIEW, CALIFORNIA 94043
                                 (650) 960-1630
               (Address, including zip code, and telephone number,
        including area code, of Registrant's principal executive offices)

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

                                 Yes X     No
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Title of Class                    Outstanding as of June 30, 1997
              --------------                    -------------------------------
Common Stock, par value $.001 per share                   10,057,365

                                  PROXIM, INC.

                                      Index


                                                                           Page
                                                                           ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements:

         Balance Sheet at June 30, 1997 and December 31, 1996 ...............3

         Statement of Operations for the Three Months and Six Months
           Ended June 30, 1997 and 1996......................................4

         Statement of Cash Flows for the Six Months Ended
           June 30, 1997 and 1996............................................5

         Notes to Financial Statements.......................................6


     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................7

PART  II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders...........16

     Item 6.  Exhibits and Reports on Form 8-K..............................16

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                           .                      JUNE 30,    DECEMBER 31,
                                                                    1997        1996
                                                                 --------      --------
                                                                (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents ..............................      $ 58,515      $ 54,232
   Accounts receivable, net ...............................        12,136        10,271
   Inventories ............................................        10,337        10,479
   Deferred tax assets ....................................         1,116         1,116
   Other current assets ...................................           114           201
                                                                 --------      --------
      Total current assets ................................        82,218        76,299
Property and equipment, net ...............................         4,163         4,002
Deferred taxes and other assets ...........................         1,370         1,080
                                                                 --------      --------
                                                                 $ 87,751      $ 81,381
                                                                 ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .......................................      $  2,232      $  1,833
   Accrued liabilities ....................................         5,401         3,907
                                                                 --------      --------
      Total current liabilities ...........................         7,633         5,740
                                                                 --------      --------
Stockholders' equity:
   Common Stock, $.001 par value, 25,000 shares authorized;
      10,057 and 9,787 shares issued and outstanding ......            10            10
   Additional paid-in capital .............................        79,216        78,128
   Retained earnings (accumulated deficit) ................           892        (2,497)
                                                                 --------      --------
      Total stockholders' equity ..........................        80,118        75,641
                                                                 --------      --------
                                                                 $ 87,751      $ 81,381
                                                                 ========      ========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                    --------------------      -------------------
                                                      1997         1996         1997         1996
                                                    -------      -------      -------      -------
Revenue ......................................      $13,100      $ 9,751      $25,593      $18,652
Cost of revenue ..............................        6,804        5,051       13,354        9,590
                                                    -------      -------      -------      -------
Gross profit .................................        6,296        4,700       12,239        9,062
                                                    -------      -------      -------      -------
Operating expenses:
   Research and development ..................        1,527        1,192        3,006        2,262
   Selling, general and administrative .......        2,774        2,186        5,478        4,313
                                                    -------      -------      -------      -------
      Total operating expenses ...............        4,301        3,378        8,484        6,575
                                                    -------      -------      -------      -------
Income from operations .......................        1,995        1,322        3,755        2,487
Interest and other income, net ...............          740           65        1,459          149
                                                    -------      -------      -------      -------
Income before income taxes ...................        2,735        1,387        5,214        2,636
Provision for income taxes ...................          957          374        1,825          711
                                                    -------      -------      -------      -------
Net income ...................................      $ 1,778      $ 1,013      $ 3,389      $ 1,925
                                                    =======      =======      =======      =======
Net income per share .........................      $  0.17      $  0.12      $  0.32      $  0.23
                                                    =======      =======      =======      =======
Weighted average common shares and equivalents       10,672        8,558       10,559        8,392
                                                    =======      =======      =======      =======


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                          -----------------------
                                                                            1997           1996
                                                                          --------       --------
Cash flows from operating activities:
   Net income ......................................................      $  3,389       $  1,925
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
   Depreciation and amortization ...................................           800            367
   Deferred tax assets .............................................            --            (88)
   Changes in assets and liabilities:
      Accounts receivable, net .....................................        (1,865)          (621)
      Inventories ..................................................           142         (1,828)
      Other assets .................................................          (203)           (62)
      Accounts payable .............................................           399           (772)
      Accrued liabilities ..........................................         1,494            371
                                                                          --------       --------
        Net cash provided by (used in) operating activities ........         4,156           (708)
                                                                          --------       --------
   Cash flows used in investing activities for purchases of property
    and equipment ..................................................          (961)        (1,401)
                                                                          --------       --------
   Cash flows provided by financing activities from issuance of
    Common Stock ...................................................         1,088            875
                                                                          --------       --------
Net increase (decrease) in cash and cash equivalents ...............         4,283         (1,234)
Cash and cash equivalents, beginning of period .....................        54,232          6,247
                                                                          --------       --------
Cash and cash equivalents, end of period ...........................      $ 58,515       $  5,013
                                                                          ========       ========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

         The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) which Proxim, Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the balance sheets. The interim financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, included in the 1996 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.


INVENTORIES (IN THOUSANDS)

                                                    JUNE 30,       DECEMBER 31,
                                                      1997            1996
                                                   -----------     ------------
                                                   (UNAUDITED)
Raw materials...................................    $ 3,605         $ 3,978
Work-in-process.................................      6,732           6,501
                                                    -------         -------
                                                    $10,337         $10,479
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

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE 30,             JUNE 30,
                                                   -------------------   -----------------
                                                     1997      1996        1997      1996
                                                    ------    ------      ------    ------
Primary net income per share as reported.....       $ 0.17    $ 0.12      $ 0.32    $ 0.23
Pro forma basic net income per share ........         0.18      0.13        0.34      0.26
Pro forma diluted net income per share.......         0.17      0.12        0.32      0.23

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

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                             ------------------     ----------------
                                              1997       1996       1997       1996
                                             -----      -----      -----      -----
Revenue ..............................       100.0%     100.0%     100.0%     100.0%
Cost of revenue ......................        51.9%      51.8%      52.2%      51.4%
                                             -----      -----      -----      -----
Gross profit .........................        48.1%      48.2%      47.8%      48.6%
                                             -----      -----      -----      -----
Operating expenses:
   Research and development ..........        11.7%      12.2%      11.8%      12.1%
   Selling, general and administrative        21.1%      22.4%      21.4%      23.2%
                                             -----      -----      -----      -----
      Total operating expenses .......        32.8%      34.6%      33.2%      35.3%
                                             -----      -----      -----      -----
Income from operations ...............        15.3%      13.6%      14.6%      13.3%
Interest and other income, net .......         5.6%        .6%       5.7%        .8%
                                             -----      -----      -----      -----
Income before income taxes ...........        20.9%      14.2%      20.3%      14.1%
Provision for income taxes ...........         7.3%       3.8%       7.1%       3.8%
                                             -----      -----      -----      -----
Net income ...........................        13.6%      10.4%      13.2%      10.3%
                                              ====       ====       ====       ====


RESULTS OF OPERATIONS

REVENUE

         Revenue increased 34% in the second quarter of 1997 compared to the second quarter of 1996 and 37% in the first six months of 1997 compared to the first six months of 1996. The increase in revenue was primarily attributable to increased unit sales of 2.4 GHz OEM products, including the first commercial shipment of RangeLAN2 Micro Design-In Module, and RangeLAN2 branded products, including increased revenue from shipments to international distributors and to OEM customers that sell RangeLAN2-based 2.4 GHz product lines in North America, Europe and Asia.

GROSS PROFIT

         Gross profit as a percentage of revenue was 48.1% and 48.2% in the second quarter of 1997 and 1996, respectively, and 47.8% and 48.6% in the first six months of 1997 and 1996, respectively. Gross profit as a percentage of revenue declined in the interim periods of 1997 compared to the interim periods of 1996 due to a change in the mix of revenue from higher gross margin 900 MHz products to lower gross margin 2.4 GHz products, and from higher costs related to initial manufacturing of new products and increasing the manufacturing capacity for 2.4 GHz products. Gross profit as a percentage of revenue may fluctuate in future periods depending primarily on the mix of revenue between 900 MHz products and 2.4 GHz products and engineering improvements on 2.4 GHz products.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased in the interim periods of 1997 compared to the interim periods of 1996 primarily due to the increased number of engineering employees, continued investment in integrating the Company's technology and designs into ASICs, development of wireless protocols and network software drivers, development of performance enhancements in the RangeLAN2 architecture, development of products based on The Institute of Electrical and Electronics Engineers ("IEEE") 802.11 standard, research related to new technologies and products, and costs related to both domestic and international product certifications. Research and development expenses declined as percentage of revenue in the interim periods of 1997 compared to the interim periods of 1996 primarily due to increased revenue. To date, all of the Company's research and development costs have been expensed as incurred. The Company expects that research and development expenses will continue to increase substantially in absolute dollars but may vary over time as a percentage of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased in the interim periods of 1997 compared to the interim periods of 1996 primarily due to the hiring of additional marketing and sales personnel to support the Company's growth, particularly its expansion in international markets, as well as increased trade show and promotional expenses. Selling, general and administrative expenses declined as a percentage of revenue in the interim periods of 1997 compared to the interim periods of 1996 primarily due to increased revenue. The Company currently does not anticipate further significant declines in selling, general and administrative expenses as a percentage of revenue. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars but may vary over time as a percentage of revenue.

INTEREST AND OTHER INCOME, NET

          Interest and other income, net increased in the interim periods of 1997 compared to the interim periods of 1996 primarily due to the July 1996 follow-on public offering which increased cash balances.

INCOME TAXES

         The Company's estimated effective income tax rate was 35% and 27% for the interim periods of 1997 and 1996, respectively. The 1997 estimated effective income tax rate is less than the combined federal and state statutory rates based on the expected utilization of available net operating loss carryforwards and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         In the first six months of 1997, $4,156,000 of cash and cash equivalents was provided by operating activities, primarily by net income and a increase in accounts payable and accrued liabilities, partially offset by cash used to fund an increase in accounts receivable. In the first six months of 1996, $708,000 of cash was used in operating activities primarily to fund increases in inventories and accounts receivable, and decreases in accounts payable, partially offset by net income for the period and by cash provided by increases in accrued liabilities.

         In the first six months of 1997 and 1996, the Company purchased $961,000 and $1,401,000, respectively, of property and equipment. Capital expenditures in the first six months of 1997 and 1996 were primarily for manufacturing and engineering test equipment, office furniture and leasehold improvements related to the Company's facilities expansion.

         At June 30, 1997, the Company had cash and cash equivalents of $58,515,000. The Company believes that its working capital and cash generated from operations, if any, will be sufficient to finance cash acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, the Company will consider raising additional financing. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         In addition to the other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

    Potential Fluctuations in Future Operating Results. The Company has experienced, and may in the future continue to experience, significant annual and quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside the Company's control. These factors include fluctuating market demand for, and declines in the average selling prices of, the Company's products, the timing of and delays or cancellations of significant orders from OEM customers, loss of one or more of the Company's major OEM customers, the cost, availability and quality of components from the Company's suppliers, the cost, availability, and quality of assemblies from subcontractors, the lengthy sales and design-in cycles for OEM products, delays in the introduction of the Company's new products, competitive product introductions, market adoption of new technologies, market adoption of standards-based products (such as those compliant with the recently approved IEEE 802.11 standard), the mix of products sold, the effectiveness of the Company's distribution channels, the failure to anticipate changing customer product requirements, seasonality in demand, manufacturing capacity and efficiency, changes in the regulatory environment and general economic conditions. Historically, the Company has not operated with a significant order backlog and a substantial portion of the Company's revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, the Company's revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, the Company's operating results could be materially adversely affected. In this regard, in the third quarter of 1994, the Company experienced a decrease in revenue and an operating loss as a result of lower than expected orders in connection with the transition of several OEM customers from 900 MHz products to
2.4 GHz RangeLAN2 products. There can be no assurance that the Company will not experience future quarter to quarter decreases in revenue and gross margins or quarterly operating losses. In addition, due to the timing of orders from OEM customers, the Company has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products have caused, and may in the future cause, operating results to vary significantly from quarter to quarter. It is possible that due to such fluctuations or other factors, the Company's future operating results could be below the expectations of securities analysts and investors. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected.

    Dependence on a Limited Number of OEM Customers. Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 65%, 60% and 79% of the Company's sales during the first six months of 1997 and during fiscal 1996 and 1995, respectively, were to OEM customers. In addition, sales to two customers represented approximately 28% and 23%, of the Company's total revenue during the first six months of 1997. Sales to three customers represented approximately 22%, 22% and 12%, of the Company's total revenue during 1996. The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future. The loss of one or more of the Company's major OEM customers could have a material adverse effect on the Company's results of operations.

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

    The Company's success is also dependent on its ability to develop new products for existing and emerging wireless communications markets, to introduce such products in a timely manner and to have them designed into new products developed by OEM customers. The development of new wireless networking products is highly complex, and wireless LAN companies, including Proxim, from time to time have experienced delays in developing and introducing new products. Due to the intensely competitive nature of the Company's business, any delay in the commercial availability of new products could have a material adverse effect on the Company's operating results. If the Company is unable to develop or obtain access to advanced wireless networking technologies as they become available, or is unable to design, develop and introduce competitive new products on a timely basis, or is unable to hire or retain qualified engineers to develop such technologies and products, its future operating results would be materially and adversely affected. In particular, the Company intends to expend substantial resources in developing products that are designed to conform to the IEEE 802.11 standard that received final approval in June 1997. There can be no assurance that the Company will introduce IEEE 802.11 compliant products in a timely manner or that this standard will have a meaningful commercial impact. Any delay in the commercial availability of the Company's IEEE 802.11 compliant products could have a material adverse effect on the Company's results of operations, particularly if its competitors are able to develop and introduce competitive products which conform to this standard more rapidly than the Company.

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

    International Sales. Revenue from shipments by the Company to customers outside the United States, principally to a limited number of international distributors and OEM customers, represented 37%, 31% and 24% of total revenue during the first six months of 1997 and during 1996 and 1995, respectively. The Company expects that revenue from shipments to international customers will continue to represent a substantial portion of total revenue for the foreseeable future. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, and potential political and economic instability. While international sales are typically denominated in U.S. dollars and the Company generally extends limited credit terms, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Additionally, payment cycles for international customers are usually longer than for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products to foreign customers. The Company's business and operating results could be materially and adversely affected if foreign markets do not continue to develop or the Company does not receive additional orders to supply its products for use by foreign customers.

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

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 1997, the Annual Meeting of Stockholders of Proxim, Inc. (the "Company") was held at 10:00 a.m., local time, at the Sunnyvale Hilton Inn, 1250 Lakeside Drive, Sunnyvale, California 94086. Total shares voted were 8,212,287, representing 83.5% of total outstanding shares eligible to vote.

An election of directors was held with the following individuals being reelected to the Board of Directors of Proxim, Inc.:
                  Raymond Chin
                  Leslie G. Denend
                  Michael Kaufman
                  David C. King
                  G. Russell Mortenson

Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

1. To approve an amendment to the Company's 1995 Long-Term Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 500,000 shares. The number of affirmative votes for this proposal was 3,871,417, the number of negative votes was 1,488,316 and the number of abstained votes was 12,615.

2. To approve an amendment to the Company's 1993 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 200,000 shares. The number of affirmative votes for this proposal was 4,635,248, the number of negative votes was 868,802 and the number of abstained votes was 12,680.

3. To approve an amendment to the Company's 1994 Director Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 100,000 shares. The number of affirmative votes for this proposal was 5,173,564, the number of negative votes was 330,201 and the number of abstained votes was 12,965.

4. To ratify the appointment of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending December 31, 1997. The number of affirmative votes for this proposal was 7,079,017, the number of negative votes was 6,150 and the number of abstained votes was 4,580.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits:

         None.


B.  Reports on Form 8-K:

         None.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 12th day of August, 1997.



                              PROXIM, INC.


                              By: /s/ Keith E. Glover
                                  ------------------------------
                                  Keith E. Glover,
                                  Vice President of Finance and Administration
                                  and Chief Financial Officer


Dated:  August 12, 1997

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                              EXHIBITS
------                              --------

 27.1                      Financial Data Schedule