Form 10-Q
period 1997-09-30
PROXIM INC /DE/
filed 1997-11-14
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Title of Class                     Outstanding as of September 30, 1997
         --------------                     ------------------------------------
Common Stock, par value $.001 per share                 10,143,753

                                  PROXIM, INC.

                                      Index


PART 1 - FINANCIAL INFORMATION                                                                        Page
                                                                                                      ----
    Item 1.  Financial Statements:

        Balance Sheet at September 30, 1997 and December 31, 1996...................................... 3

        Statement of Operations for the Three Months and Nine Months
         Ended September 30, 1997 and 1996............................................................. 4

        Statement of Cash Flows for the Nine Months Ended
         September 30, 1997 and 1996................................................................... 5

        Notes to Financial Statements.................................................................. 6


    Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations............................................................. 7


PART  II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K..........................................................17

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                     1997           1996
                                                                                   --------       --------
                                                                                  (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents..................................................     $ 59,366       $ 54,232
   Accounts receivable, net ..................................................        9,058         10,271
   Inventories ...............................................................       12,019         10,479
   Deferred tax assets .......................................................        1,116          1,116
   Other current assets ......................................................          388            201
                                                                                   --------       --------
     Total current assets ....................................................       81,947         76,299
Property and equipment, net ..................................................        3,994          4,002
Deferred taxes and other assets ..............................................        1,370          1,080
                                                                                   --------       --------
                                                                                   $ 87,311       $ 81,381
                                                                                   ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................................     $  1,478       $  1,833
   Accrued liabilities .......................................................        5,014          3,907
                                                                                   --------       --------
     Total current liabilities ...............................................        6,492          5,740
                                                                                   --------       --------
Stockholders' equity:
  Common Stock, $.001 par value, 25,000 shares authorized; 10,144 and
     9,787 shares issued and outstanding .....................................           10             10
  Additional paid-in capital .................................................       79,769         78,128
   Retained earnings (accumulated deficit) ...................................        1,040         (2,497)
                                                                                   --------       --------
     Total stockholders' equity ..............................................       80,819         75,641
                                                                                   --------       --------
                                                                                   $ 87,311       $ 81,381
                                                                                   ========       ========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                           ----------------------     ---------------------
                                             1997          1996         1997         1996
                                           --------      --------     --------     --------
Revenue ..............................     $  8,101      $ 10,916     $ 33,694     $ 29,568
Cost of revenue ......................        4,204         5,676       17,558       15,266
                                           --------      --------     --------     --------
Gross profit .........................        3,897         5,240       16,136       14,302
                                           --------      --------     --------     --------
Operating expenses:
   Research and development ..........        1,606         1,275        4,611        3,537
   Selling, general and administrative        2,861         2,502        8,340        6,815
                                           --------      --------     --------     --------
     Total operating expenses ........        4,467         3,777       12,951       10,352
                                           --------      --------     --------     --------
Income (loss)  from operations .......         (570)        1,463        3,185        3,950
Interest and other income, net .......          797           504        2,256          653
                                           --------      --------     --------     --------
Income before income taxes ...........          227         1,967        5,441        4,603
Provision for income taxes ...........           79           531        1,904        1,242
                                           --------      --------     --------     --------
Net income ...........................     $    148      $  1,436     $  3,537     $  3,361
                                           ========      ========     ========     ========
Net income per share .................     $   0.01      $   0.14     $   0.34     $   0.38
                                           ========      ========     ========     ========
Weighted average common shares and
       equivalents  ..................       10,641        10,061       10,549        8,921
                                           ========      ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      ----------------------
                                                                        1997         1996
                                                                      --------      --------
Cash flows from operating activities:
   Net income ...................................................     $  3,537      $  3,361
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
   Depreciation and amortization ................................        1,218           625
   Deferred tax assets ..........................................         --            (132)
   Changes in assets and liabilities:
     Accounts receivable, net ...................................        1,213        (2,397)
     Inventories ................................................       (1,540)       (2,645)
     Other assets ...............................................         (477)          (38)
     Accounts payable ...........................................         (355)         (166)
     Accrued liabilities ........................................        1,107         1,300
                                                                      --------      --------
       Net cash provided by (used in) operating activities ......        4,703           (92)
                                                                      --------      --------
Cash flows used in investing activities for purchases of property
   and equipment ................................................       (1,210)       (2,380)
                                                                      --------      --------
Cash flows provided by financing activities from issuance of
   Common Stock .................................................        1,641        48,372
                                                                      --------      --------
Net increase in cash and cash equivalents .......................        5,134        45,900
Cash and cash equivalents, beginning of period ..................       54,232         6,247
                                                                      --------      --------
Cash and cash equivalents, end of period ........................     $ 59,366      $ 52,147
                                                                      ========      ========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

        The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) which Proxim, Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the balance sheets. The interim financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, included in the 1996 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997.


INVENTORIES (IN THOUSANDS)


                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     1997               1996
                                                 ------------       ------------
                                                 (UNAUDITED)
Raw materials ................................     $ 4,347            $ 3,978
Work-in-process...............................       7,173              6,341
Finished goods................................         499                160
                                                   -------            -------
                                                   $12,019            $10,479
                                                   =======            =======


RECENT ACCOUNTING PRONOUNCEMENT

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share." This statement redefines net income per share under generally accepted accounting principles. Under the new standard, primary net income per share is replaced by basic net income per share and fully diluted net income per share is replaced by diluted net income per share. The Company is required to adopt the new standard in the fourth calendar quarter of 1997. The following table sets forth primary net income per share as reported and unaudited pro forma basic and diluted net income per share assuming FAS 128 had been applied during the periods presented:


                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                      -------------------           -------------------
                                                      1997           1996           1997          1996
                                                      ----           ----           ----          ----
Primary net income per share as reported...........  $0.01          $0.14          $0.34          $0.38
Pro forma basic net income per share ..............   0.01           0.16           0.35           0.42
Pro forma diluted net income per share ............   0.01           0.14           0.34           0.38


        In June 1997, the FASB issued Statement No. 130, ("FAS 130") "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosure prescribed by FAS 130 must be made beginning with the first quarter of calendar 1998.

        In June 1997, the FASB issued Statement No. 131 ("FAS 131") "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by FAS 131 are effective for calendar 1998.

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


                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                               ----------------------           ---------------------
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                               ----------------------           ---------------------
                                               1997              1996           1997             1996
                                               -----            -----           -----           -----
Revenue ................................       100.0%           100.0%          100.0%          100.0%
Cost of revenue ........................        51.9%            52.0%           52.1%           51.6%
                                               -----            -----           -----           -----
Gross profit ...........................        48.1%            48.0%           47.9%           48.4%
                                               -----            -----           -----           -----
Operating expenses:
  Research and development .............        19.8%            11.7%           13.7%           12.0%
  Selling, general and administrative...        35.3%            22.9%           24.7%           23.0%
                                               -----            -----           -----           -----
    Total operating expenses ...........        55.1%            34.6%           38.4%           35.0%
                                               -----            -----           -----           -----
Income (loss) from operations ..........        (7.0%)           13.4%            9.5%           13.4%
Interest and other income, net .........         9.8%             4.6%            6.7%            2.2%
                                               -----            -----           -----           -----
Income before income taxes .............         2.8%            18.0%           16.2%           15.6%
Provision for income taxes .............         1.0%             4.8%            5.7%            4.2%
                                               -----            -----           -----           -----
Net income .............................         1.8%            13.2%           10.5%           11.4%
                                               =====            =====           =====           =====

RESULTS OF OPERATIONS

REVENUE

        Revenue decreased 26% in the third quarter of 1997 compared to the third quarter of 1996 and increased 14% in the first nine months of 1997 compared to the first nine months of 1996. The decrease in revenue in the third quarter of 1997 compared to the third quarter of 1996 was primarily attributable to a significant decrease in orders from two of the Company's major customers. The increase in revenue in the first nine months of 1997 compared to the first nine months of 1996 was attributable to increased unit sales of 2.4 GHz OEM products and RangeLAN2 branded products, including increased revenue from shipment to OEM customers that sell RangeLAN2-based 2.4 GHz product lines in North America, Europe and Asia, partially offset by a significant decrease in orders from two of the Company's major customers in the third quarter of 1997. The Company currently expects the slowdown in orders to adversely affect operating results for the remainder of 1997 and into the first half of 1998.

GROSS PROFIT

        Gross profit as a percentage of revenue was 48.1% and 48.0% in the third quarter of 1997 and 1996, respectively, and 47.9% and 48.4% in the first nine months of 1997 and 1996, respectively. Gross profit as a percentage of revenue was flat for the third quarter of 1997 compared to the third quarter of 1996. Gross profit as a percentage of revenue declined in the first nine months of 1997 compared to the first nine months of 1996 due to a change in the mix of revenue from higher gross margin 900 MHz products to lower gross margin 2.4 GHz products, and from higher costs related to initial manufacturing of new products and increasing the manufacturing capacity for 2.4 GHz products. Gross profit as a percentage of revenue may fluctuate in future periods depending primarily on the mix of revenue between 900 MHz products and 2.4 GHz products and engineering improvements on 2.4 GHz products.

RESEARCH AND DEVELOPMENT

        Research and development expenses increased in the first nine months of 1997 compared to the first nine months of 1996 primarily due to the increased number of engineering employees, continued investment in integrating the Company's technology and designs into ASICs, development of wireless protocols and network software drivers, development of performance enhancements and cost reductions in the RangeLAN2 architecture, development of products based on The Institute of Electrical and Electronics Engineers ("IEEE") 802.11 standard, research related to new technologies and products, and costs related to both domestic and international product certifications. Research and development expenses increased as percentage of revenue in the first nine months of 1997 compared to the first nine months of 1996 primarily due to a decrease in revenue in the third quarter of 1997. The Company expects that research and development expenses will vary over time as a percentage of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses increased in the first nine months of 1997 compared to the first nine months of 1996 primarily due to the hiring of additional marketing and sales personnel to support the Company's growth, particularly its expansion in international markets, as well as increased trade show and promotional expenses. Selling, general and administrative expenses increased as a percentage of revenue in the first nine months of 1997 compared to the first nine months of 1996 primarily due to a decrease in revenue in the third quarter of 1997. The Company expects that selling, general and administrative expenses will vary over time as a percentage of revenue.

INTEREST AND OTHER INCOME, NET

         Interest and other income, net increased in the first nine months of 1997 compared to the first nine months of 1996 primarily due to the July 1996 follow-on public offering which increased cash balances.

INCOME TAXES

        The Company's estimated effective income tax rate was 35% and 27% for the first nine months of 1997 and 1996, respectively. The 1997 estimated effective income tax rate is less than the combined federal and state statutory rates because of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

        In the first nine months of 1997, $4,703,000 of cash and cash equivalents was provided by operating activities, primarily by net income, a decrease in accounts receivable and an increase in accrued liabilities, partially offset by an increase in inventory. In the first nine months of 1996, $92,000 of cash was used in operating activities primarily as a result of increases in inventories and accounts receivable and a decrease in accounts payable, partially offset by net income for the period and an increase in accrued liabilities.

        In the first nine months of 1997 and 1996, the Company purchased property and equipment of $1,210,000 and $2,380,000, respectively. Capital expenditures for both periods were primarily for manufacturing and engineering test equipment, office furniture and leasehold improvements related to the Company's facilities expansion.

        At September 30, 1997, the Company had cash and cash equivalents of $59,366,000. The Company believes that its working capital and cash generated from operations, if any, will be sufficient to finance cash acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, the Company will consider raising additional financing. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        In addition to the other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

   Potential Fluctuations in Future Operating Results. The Company has experienced, and may in the future continue to experience, significant annual and quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside the Company's control. These factors include fluctuating market demand for, and declines in the average selling prices of, the Company's products, the timing of and delays or cancellations of significant orders from major customers, loss of one or more of the Company's major customers, the cost, availability and quality of components from the Company's suppliers, the cost, availability, and quality of assemblies from subcontractors, the lengthy sales and design-in cycles for OEM products, delays in the introduction of the Company's new products, competitive product introductions, market adoption of new technologies, market adoption of standards-based products (such as those compliant with the recently approved IEEE 802.11 standard), the mix of products sold, the effectiveness of the Company's distribution channels, the failure to anticipate changing customer product requirements, seasonality in demand, manufacturing capacity and efficiency, changes in the regulatory environment and general economic conditions. Historically, the Company has not operated with a significant order backlog and a substantial portion of the Company's revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, the Company's revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, the Company's operating results could be materially adversely affected. In this regard, in the third quarter of 1997, the Company experienced a decrease in revenue and an operating loss as a result of a significant decrease in orders from two of the Company's major customers. There can be no assurance that the Company will not experience future quarter to quarter decreases in revenue or quarterly operating losses. In addition, due to the timing of orders from OEM customers, the Company has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products have caused, and may in the future cause, operating results to vary significantly from quarter to quarter. It is possible that due to such fluctuations or other factors, the Company's future operating results could be below the expectations of securities analysts and investors. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected. For example, in the third quarter of 1997 the Company announced that revenue and operating results were expected to be significantly below expectations of securities analysts and investors resulting in a decrease in the market price of the Company's Common Stock.

   Dependence on a Limited Number of OEM Customers. Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 64%, 60% and 79% of the Company's sales during the first nine months of 1997 and during fiscal 1996 and 1995, respectively, were to OEM customers. In addition, sales to two customers represented approximately 27% and 22%, of the Company's total revenue during the first nine months of 1997. Sales to three customers represented approximately 22%, 22% and 12%, of the Company's total revenue during 1996. The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future.

   Sales of many of the Company's wireless networking products depend in significant part upon the decision of a prospective OEM customer to develop and market wireless solutions which incorporate the Company's wireless technology. OEM customers' orders are affected by a variety of factors such as new product introductions, regulatory approvals, end user demand for OEM customers' products, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. Sales of the Company's products generally involve a significant commitment of capital and other resources by its customers, with the attendant delays associated with such customers' internal procedures to approve such commitment. For these and other reasons, the design-in cycle associated with the purchase of the Company's wireless products by OEM customers is quite lengthy, generally ranging from six months to two years, and is subject to a number of significant risks, including customers' budgeting constraints and internal acceptance reviews, that are beyond the Company's control. Because of the lengthy sales cycle, the Company typically plans its production and inventory levels based on internal forecasts of OEM customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company's agreements with OEM customers typically do not require minimum purchase quantities and a significant reduction, delay or cancellation of orders from any of these customers could have a material adverse effect on the Company's results of operations. If revenue forecasted from a specific customer for a particular quarter is not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected. The loss of one or more of, or a significant reduction in orders from, the Company's major OEM customers could have a material adverse effect on the Company's results of operations. For example, in the third quarter of 1997, the Company experienced a significant decrease in orders from two of the Company's major customers resulting in a decrease in revenue, a operating loss and higher inventory levels. In addition, there can be no assurance that the Company will become a qualified supplier for new OEM customers or that the Company will remain a qualified supplier for existing OEM customers.

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

   The Company intends to increase its manufacturing capacity during the next eighteen months and intends to seek additional space near its present facility in Mountain View, California. There can be no assurance that the Company will be able to locate sufficient space near its present facility at commercially reasonable rates. Furthermore, this expansion and relocation could cause disruption of operations and unexpected costs which could have a material adverse effect on the Company's business and operating results.

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

   International Sales. Revenue from shipments by the Company to customers outside the United States, principally to a limited number of international distributors and OEM customers, represented 28%, 31% and 24% of total revenue during the first nine months of 1997 and during 1996 and 1995, respectively. The Company expects that revenue from shipments to international customers will vary over time as a percentage of revenue. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, and potential political and economic instability. While international sales are typically denominated in U.S. dollars and the Company generally extends limited credit terms, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Additionally, payment cycles for international customers are usually longer than for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products to foreign customers. The Company's business and operating results could be materially and adversely affected if foreign markets do not continue to develop or the Company does not receive additional orders to supply its products for use by foreign customers. In the third quarter of 1997, the Company experienced a significant decrease in orders from one of the Company's major international customers resulting in a significant decrease in revenue and an operating loss.

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

   Volatility of Stock Price. Recently, the price of the Company's Common Stock has been volatile. The Company believes that the price of its Common Stock may continue to fluctuate, perhaps substantially, as a result of factors such as announcements of developments relating to the Company's business, fluctuations in the

Company's operating results, general conditions in the wireless communications industry or the worldwide economy, a shortfall in revenue or earnings from securities analysts' expectations or other changes in financial estimates by securities analysts, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patent, copyrights or other intellectual property rights and developments in the Company's relationships with its customers, distributors and suppliers. In the third quarter of 1997 the Company announced revenue and operating results below expectations of securities analysts and investors resulting in a decrease in the market price of the Company's Common Stock. In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits:

        Exhibit 11.1  Computation of Net Income Per Share

        Exhibit 27.1  Financial Data Schdule

B. Reports on Form 8-K:

        None.

SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 12th day of November, 1997.



                                  PROXIM, INC.


                               By: /s/ Keith E. Glover
                                  -------------------------------
                                   Keith E. Glover,
                                   Vice President of Finance and Administration
                                   and Chief Financial Officer


Dated:  November 12, 1997

                                 INDEX TO EXHIBITS

Exhibit
Number                            Description
-------                           ----------
   11.1              Computation of Net Income Per Share
   27.1              Financial Data Schedule