Form 10-K405
period 1997-12-31
PROXIM INC /DE/
filed 1998-03-27
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

    Yes    [ X ]              No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based on the closing sale price of the Common Stock on the NASDAQ National Market System on March 4, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $93,845,000. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 10,246,952 at March 4, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Annual Report.

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

    Proxim designs, manufactures and markets high performance wireless local area networking ("LAN") products based on spread spectrum radio frequency ("RF") technology. Proxim's highly integrated wireless client adapters and network infrastructure systems seamlessly extend existing enterprise LANs to enable mobility-driven applications in a wide variety of in-building and campus area environments. Proxim's RangeLAN2(TM) 2.4 GHz wireless LAN technology has been adopted by a number of major mobile computer system and handheld data terminal manufacturers, as well as many leading wireless solution providers, for real-time data collection applications in manufacturing, warehousing, transportation and retailing and for point-of-service network applications in healthcare, hospitality, education and financial services. Proxim was incorporated in California in 1984, and reincorporated in Delaware in 1993.

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

    During the past several years, advances in wireless data communications technology have enabled the development of a new generation of wireless LAN systems designed to operate in the 2.4 GHz frequency band. This new generation of 2.4 GHz products operates at significantly higher data rates and utilizes standard network interfaces and protocols to seamlessly extend existing enterprise data networks. The recent development of these high performance, open systems products has enabled the emergence of a number of new high bandwidth applications in established industrial data collection markets and has fostered the creation of many applications in new vertical markets such as healthcare, hospitality, education and financial services. In healthcare, for example, wireless LANs now allow medical professionals to access clinical data and input patient charting information at the point-of-care anywhere in a hospital environment. These same wireless networks can also be used to facilitate admissions, billing, materials management and other administrative applications. Data-intensive applications in markets such as healthcare require robust and scalable wireless networks capable of supporting an increasing number of applications and users over time.

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

    - Broad Array of Interoperable Products and Applications. Based on the highly integrated design of Proxim's RangeLAN2 credit card and match book-sized OEM adapter products, numerous mobile systems and handheld device manufacturers have designed RangeLAN2 technology into their products. The availability of RangeLAN2-based mobile computer and peripheral systems allows end users to select from numerous interoperable products in meeting their application requirements.

PRODUCTS

    Since 1989, Proxim has focused on supplying spread spectrum RF transceiver modules and wireless LAN adapters to OEM customers for integration into mobile computing platforms, handheld data terminals and portable peripheral devices. Proxim designs its products to be small, lightweight, cost-effective and power efficient in order to meet the needs of its OEM customers and the vertical markets they serve. Proxim offers wireless networking products based on 2.4 GHz frequency hopping spread spectrum technology and 900 MHz direct sequence technology.

    Since the introduction of the RangeLAN2 product family in 1994, Proxim's 2.4 GHz product sales have increased to over 87% of total revenue in 1997. The Company anticipates that its 2.4 GHz product sales will continue to increase as a percentage of total revenue based on the worldwide availability of unlicensed
2.4 GHz spectrum as well as the higher throughput and capacity achievable with
2.4 GHz wireless networks.

    2.4 GHz Products. Introduced in 1994, RangeLAN2 was the industry's first FCC-certified 2.4 GHz frequency hopping wireless LAN product family. The RangeLAN2 family consists of two product lines: OEM design-in modules and packaged "off the shelf" products. The design-in modules are integrated by OEM customers into handheld computing and data collection devices. Packaged products are used with standard notebook and desktop computers to extend existing enterprise networks and to create ad hoc wireless networks. All RangeLAN2 products are designed to share the same software and are functionally interoperable.

    RangeLAN2 packaged products include one-piece PC Card and desktop ISA wireless LAN adapters for client computer systems as well as network Access Points for transparent bridging to existing Ethernet and Token Ring LANs.
In addition, RangeLAN2 packaged products are available as private label models, enabling OEM customers to offer a complete line of 2.4 GHz wireless LAN products under their brand name. Private label versions of these products are currently marketed by AMP, DEC, Intermec, Kansai Electric, LXE and Percon, among others.

    RangeLAN2 OEM modules are design-in wireless LAN adapters that range in size from a credit card to a match book. These modules are highly integrated, miniaturized products which reduce the design-in cycle time and expedite the time to market for OEMs by offering industry standard interfaces and, if required, the ability to port to non-standard interfaces and computing platforms with software tools and licensed source code. RangeLAN2 OEM modules have been designed into numerous OEM handheld computing and data collection devices by companies such as Alps Electric (formerly Kalidor), Casio Computer, Cruise Technologies (formerly Zenith Data Systems), Fujitsu, Furuno Electric, Intermec, LXE, Nomadic Technology and Norand.

    900 MHz Products. The Company offers several types of products based on the Company's 900 MHz direct sequence spread spectrum technology: RF transceivers; dual board radio-modems that combine a RF transceiver, controller and RS-232 interface in a single unit; ProxLink, a packaged version of the dual board radio-modem units; and RangeLAN, a family of wireless LAN adapters. The RF transceiver products and dual board radio-modems are OEM design-in products. ProxLink products, originally introduced in 1991, are self-contained ruggedized networking devices which enable both point-to-point and multipoint wireless data communications. The RangeLAN product family, originally introduced in 1992, includes Proxim's first generation of open systems wireless LAN adapters.

CUSTOMERS

    The majority of Proxim's revenue has been derived from sales to OEM customers that offer wireless LAN products as part of a complete solution that typically includes specialized mobile computers developed by the OEM, network infrastructure systems, peripheral devices, software and services. The Company's OEM partners traditionally target industrial applications in one or more specific markets such as manufacturing, warehousing, transportation and retailing. Additionally, Proxim markets its branded products to value added resellers and systems integrators in emerging wireless markets that include healthcare, hospitality, education and financial services, where access to real-time information is critical. Proxim's 2.4 GHz OEM customers include, among others, AMP, Bass, Casio Computer, Data General, Digital, Fujitsu, Furuno, Intermec, LXE, Norand, NTT-IT and SpaceLabs Medical.

    In 1997, Intermec, NTT-IT and LXE represented 28%, 17% and 10% respectively, of the Company's total revenue; in 1996, Intermec, NTT-IT and LXE represented 22%, 22% and 12%, respectively, of the Company's total revenue; in 1995, Intermec and NTT-IT represented 27% and 14%, respectively, of the Company's total revenue. Sales to OEM customers were $26,780,000, $24,602,000 and $17,465,000, in 1997, 1996 and 1995, respectively, representing 62%, 60% and 79%
of total revenue during such periods.

    The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue during any period for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future. The loss of, or a significant reduction in sales to, one or more of the Company's major OEM customers could have a material adverse effect on the Company's results of operations. See "Certain Factors That May Affect Future Operating Results --Dependence on a Limited Number of OEM Customers."

SALES AND MARKETING

    The Company sells its products directly to OEM customers, and indirectly to value added resellers, systems integrators and end users through regional, national and international distributors. Proxim offers OEM customers both design-in products for integration into their wireless computing platforms, and branded products as private label models.

    Sales of many of the Company's wireless networking products depend in significant part upon the decision of a prospective OEM customer to develop and market wireless solutions which incorporate the Company's wireless technology. OEM customers' orders are affected by a variety of factors such as new product introductions, in-house engineering capabilities, regulatory approvals, end user demand for OEM customers' products, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. Sales of wireless LAN products generally involve significant commitments of capital and other resources by the Company and its customers, with the attendant delays associated with procedures to approve such commitments. In this regard, in the fourth quarter of 1997, the Company took a one-time charge of $2,400,000 to selling, general and administrative expense related to two investments: one in a startup wireless services company utilizing wireless LAN technology and the other in a developer of mobile thin-client computing technology. For these and other reasons, the design-in cycle associated with the purchase of the Company's wireless products by OEM customers is quite lengthy, generally ranging from six months to two years, and is subject to a number of significant risks, including customers' budgeting constraints and internal acceptance reviews, that are beyond the Company's control. Because of the lengthy sales cycle, the Company typically plans its production and inventory levels based on internal forecasts of OEM customer demand, which is highly unpredictable and can fluctuate substantially. If revenue forecasted from a specific customer for a particular quarter is not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected.

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

    Proxim's branded products are sold to value added resellers, systems integrators and end users in the U.S. through regional distributors, and through TechData Corporation, Ingram Micro, Inc. and Anixter Corporation, three nationwide distribution and sales organizations.

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

    Proxim is expanding the international distribution channels for its products. The Company is authorized to ship its RangeLAN2 products into more than 42 countries. In addition to the Company's relationships with numerous OEM customers who market the RangeLAN2 technology internationally, the Company has over 30 international authorized distributors in over 42 sales territories. Revenue from shipments by the Company to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 26%, 31% and 24% of total revenue during 1997, 1996 and 1995, respectively. The Company expects that revenue from shipments to international customers will vary as a percentage of total revenue. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, and potential political and economic instability. While international sales are typically denominated in U.S. dollars and the Company typically extends limited credit terms, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Additionally, payment cycles for international distributors are typically longer than for distributors in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products to foreign customers. The Company's business and operating results could be materially and adversely affected if foreign markets do not continue to develop or the Company does not receive additional orders to supply its products for use by foreign customers. In the latter part of 1997, capital markets in Asia were highly volatile resulting in fluctuations in Asian currencies and other economic instabilities. These instabilities may continue or worsen, either of which could have a material adverse effect on the Company's results of operations. In this regard, in the third and fourth quarter of 1997, the Company experienced a significant decrease in orders from NTT-IT, one of the Company's major
Japanese customers, resulting in a significant decrease in quarterly revenue and an operating loss in the third quarter of 1997.

    As of December 31, 1997, the Company's selling, general and administrative department consisted of 44 full-time employees. Selling, general and administrative expenses were $13,513,000, $9,408,000, and $6,694,000 during 1997, 1996 and 1995, respectively.

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

RESEARCH AND DEVELOPMENT

    The wireless communications industry is characterized by very rapid technological change, short product life cycles and evolving industry standards. To remain competitive, the Company must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness. The Company's research and development efforts are focused on implementing enhancements to existing products, investigating new technologies and developing new products. Since 1994 the Company's research and development efforts have been concentrated on enhancing features and performance and reducing the cost of the RangeLAN2-based products. These efforts include developing and integrating the Company's technology into ASICs/MMICs, development of wireless protocols and network software drivers, performance enhancements and cost reductions to wireless adapter and access point products and efforts related to both domestic and international product certification. In 1997 the Company substantially increased its research and development efforts in developing Institute of Electrical and Electronics Engineers ("IEEE") 802.11 standard based products and 5 GHz high-speed wireless LAN technology.

    The Company's success is also dependent on its ability to develop new products for existing and emerging wireless communications markets, to introduce such products in a timely manner and to have them designed into new products developed by OEM customers. The development of new wireless networking products is highly complex, and wireless LAN companies, including Proxim, from time to time have experienced delays in developing and introducing new products. Due to the intensely competitive nature of the Company's business, any delay in the commercial availability of new products could have a material adverse effect on the Company's operating results. If the Company is unable to develop or obtain access to advanced wireless networking technologies as they become available, or is unable to design, develop and introduce competitive new products on a timely basis, or is unable to hire or retain qualified engineers to develop such technologies and products, its future operating results would be materially and adversely affected. In particular, the Company has expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standard that received final approval in June 1997. There can be no assurance that the Company will introduce IEEE 802.11 compliant products in a timely manner or that this standard will have a meaningful commercial impact. Any delay in the commercial availability of the Company's IEEE 802.11 compliant products could have a material adverse effect on the Company's results of operations, particularly if its competitors are able to develop and introduce competitive products which conform to this standard more rapidly than the Company.

    The Company expects to substantially increase its research and development expenses to develop new technologies related to 5 GHz high-speed wireless LAN products. In this regard, in the fourth quarter of 1997, the Company took a one-time pre-tax charge of $2,500,000 to research and development expense for the purchase of in-process technology related to developing 5 GHz high-speed wireless LAN products. Given the emerging nature of the wireless LAN market, there can be no assurance that the RangeLAN2 products and technology, or the Company's other products or technology, will not be rendered obsolete by alternative technologies.

    As of December 31, 1997, the Company's research and development department consisted of 43 full-time employees. Research and development expenses were $8,720,000, $4,949,000, and $3,288,000 during 1997, 1996 and 1995, respectively.

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

    Proxim has several current competitors which offer 2.4 GHz products, including Lucent Technologies, Symbol Technologies and Telxon. In addition, certain other companies have announced their intention to offer competitive 2.4 GHz products and solutions. Some of these competitors have announced their intention to develop IEEE 802.11 standard-based products or other higher performance systems in the future. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, the Company could face future competition from companies that offer products which replace network adapters or offer alternative wireless communications solutions, or from large computer and network equipment companies. Moreover, the Company could also face competition from certain of its OEM customers which have, or could acquire, wireless engineering and product development capabilities. There can be no assurance that the Company will be able to compete successfully against these competitors or that competitive pressures faced by the Company will not adversely affect its business or operating results. For example, in March 1998, an industry consortium known as the Home Radio Frequency Working Group (HRFWG) was formed. The HRFWG expects to publish in 1998 an open specification for home wireless communications, called the Shared Wireless Access Protocol (SWAP). The HRFWG is led by core members Compaq Computer Corporation, Ericsson Enterprise Networks, Hewlett-Packard, IBM, Intel, Microsoft, Motorola, Philips Consumer Communications L.P., Proxim and Symbionics, and supported by Butterfly Communications, Harris Semiconductor, Intellon, National Semiconductor, Rockwell Semiconductor Systems and Samsung Electronics America, Inc. There can be no assurance that the Company will introduce SWAP compliant products in a timely manner or that this open specification will have a meaningful commercial impact. Any delay in the commercial availability of the Company's SWAP compliant products could have a material adverse effect on the Company's results of operations, particularly if its competitors are able to develop and introduce competitive products which conform to this open specification more rapidly than the Company.

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

    The Company's products are also subject to regulatory requirements in international markets and, therefore, the Company has been monitoring the development of spread spectrum regulations in certain countries that represent potential markets for its products. The Company has extensive experience in gaining regulatory approval outside of the United States. Several foreign countries, such as Canada, have regulations that closely follow those of the FCC. To date, Proxim or its distribution partners have obtained certifications for the Company's products in over 24 countries as well as approval for use in over 20 additional countries which rely on or reference certification requirements of regulatory bodies such as the FCC and the European Telecommunications Standards Institute ("ETSI"). Each new Proxim product or OEM customer product must be certified or otherwise qualified for use in each country. The Company has an ongoing program to obtain certifications for its products and to assist certain OEM customers in obtaining certification for their products in all available markets. While there can be no assurance that the Company will be able to comply with regulations in any particular country, the Company has designed its RangeLAN2 and IEEE 802.11 products to minimize the design modifications required to meet various 2.4 GHz international spread spectrum regulations. Changes in, or the failure by the Company to comply with, applicable domestic and international regulations could have a material adverse effect on the Company's business and operating results. In addition, with respect to those countries that do not follow FCC regulations, Proxim may need to modify its products to meet local rules and regulations.

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

EMPLOYEES

    As of December 31, 1997, the Company employed 165 full-time employees and 11 temporary employees. Of these individuals, 43 are in engineering and product development, 44 are in marketing, sales and customer support, 78 are in manufacturing and quality assurance, and 11 are in finance and administration. The Company believes that its future success will depend in large measure on its ability to retain certain key technical and management personnel and to attract and retain additional highly skilled employees. Competition for qualified personnel in the wireless data communications and networking industries is intense, and there can be no assurance that the Company will be successful in retaining its key employees or that it will be able to attract, assimilate or retain the additional skilled personnel that will be required to support the Company's anticipated growth. None of the Company's employees are represented by a labor union. The Company believes that its relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the Company's executive officers as of December 31, 1997:

                          NAME                   AGE                         POSITION
               -------------------------------   --         ---------------------------------------------
               David C. King..................   38         Chairman of the Board of Directors,
                                                              President and Chief Executive Officer
               Brian T. Button................   39         Vice President of Sales and Marketing
               Thomas J. Carey................   49         Vice President of Operations
               Keith E. Glover................   41         Vice President of Finance and Administration,
                                                              and Chief Financial Officer
               Juan Grau......................   40         Vice President of Engineering


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

ITEM 2.  PROPERTIES

FACILITIES

    The Company maintains its corporate headquarters in a 40,000 square foot building located in Mountain View, California pursuant to a lease that expires in June 2000. The Company subleases a 4,000 square foot warehouse located in Mountain View, California pursuant to a month-to-month agreement. The Company also leases sales offices in Atlanta, Georgia, Nashua, New Hampshire and Paris, France. The Company intends to increase its manufacturing capacity during the next eighteen months and intends to seek additional space near its present facility in Mountain View, California. There can be no assurance that the Company will be able to locate sufficient space near its present facility at commercially reasonable rates. Furthermore, this expansion and relocation could cause disruption of operations and unexpected costs which could have a material adverse effect on the Company's business and operating results.

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

                                                          HIGH                     LOW

             1996:
                First quarter...................        $ 26.125               $ 15.125
                Second quarter..................        $ 51.25                $ 25.00
                Third quarter...................        $ 42.00                $ 23.75
                Fourth quarter..................        $ 28.75                $ 16.875


             1997:
                First quarter...................        $ 26.50                $ 15.75
                Second quarter................          $ 26.75                $ 15.50
                Third quarter..................         $ 25.50                $ 12.313
                Fourth quarter.................         $ 15.50                $ 10.125



HOLDERS OF RECORD.

    As of March 4, 1998, there were 162 stockholders of record of the Company's Common Stock.


DIVIDENDS.

    The Company has not declared or paid cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      YEAR ENDED DECEMBER 31,
                                                         1997        1996       1995       1994       1993
                                                     --------    --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
     Revenue .....................................   $ 42,951    $ 41,220   $ 22,083   $ 11,297   $  8,078
     Gross profit ................................     20,592      19,837     11,240      6,076      4,171
     Research and development ....................      8,720       4,949      3,288      1,783      1,474
     Selling, general and administrative .........     13,513       9,408      6,694      3,982      2,821
     Income (loss) from operations ...............     (1,641)      5,480      1,258        311       (124)
     Net income (loss) ...........................   $     94    $  6,654   $  2,846   $    745   $    (99)
     Basic net income (loss) per share ...........   $    .01    $    .79   $    .40   $    .11   $   (.06)
     Weighted average common shares ..............     10,048       8,466      7,150      6,922      1,767
     Diluted net income (loss) per share .........   $    .01    $    .71   $    .35   $    .10   $   (.02)
     Weighted average common shares and
       equivalents ...............................     11,108       9,386      8,172      7,738      5,665

BALANCE SHEET DATA:
     Cash and cash equivalents ...................   $ 62,296    $ 54,232   $  6,247   $ 11,300   $ 13,303
     Working capital .............................     73,071      70,559     16,650     14,488     13,980
     Total assets ................................     89,059      81,381     24,107     17,435     15,753
     Stockholders' equity ........................     78,675      75,641     18,450     15,226     14,299

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

OVERVIEW

    Since 1989, Proxim has focused on supplying spread spectrum RF transceiver modules and wireless LAN adapters to OEM customers for integration into mobile computing platforms, pen-based portables and handheld data collection terminals. In 1990, the Company introduced its first commercial product for OEM customers, a 900 MHz direct sequence spread spectrum RF transceiver. The Company introduced ProxLink, its first branded wireless data communications product for the commercial end user market in 1991, and RangeLAN, a family of 900 MHz direct sequence wireless LAN adapters in 1992. In 1994, the Company began commercial shipment of RangeLAN2, the industry's first family of 2.4 GHz frequency hopping spread spectrum wireless LAN products. In 1995, the Company introduced RangeLINK, a line of 2.4 GHz inter-building wireless remote bridges. In 1996, the Company introduced an integrated single piece PC Card adapter and a compact access point product. In 1997, the Company introduced the RangeLAN2 micro design-in module, Token Ring access point and Extension Point.

    Since the introduction of the RangeLAN2 product family in 1994, Proxim's 2.4 GHz product sales have increased to over 87% of total revenue in 1997. The Company anticipates that its 2.4 GHz product family will continue to increase as a percentage of total revenue as a result of the worldwide availability of unlicensed 2.4 GHz spectrum as well as the higher throughput and capacity achievable with 2.4 GHz wireless networks. To date, the Company has realized lower gross margins from sales of its 2.4 GHz products compared to its 900 MHz products due primarily to the higher component costs, higher manufacturing costs associated with early production of various 2.4 GHz products and declining average selling prices on 2.4 GHz products. While the Company expects manufacturing costs to decline over time as a result of greater efficiencies associated with higher volume production, there can be no assurance that the Company will be able to achieve higher gross margins with respect to 2.4 GHz product sales. Gross margins will be affected by a variety of factors, including manufacturing efficiencies, competitive pricing pressures, the degree of customization of individual products required by OEM customers and component and assembly costs.

    Historically, the Company has marketed its products predominantly in the United States and, until 1995, revenue from international sales was not significant. Since 1994, the Company obtained regulatory certifications for its
2.4 GHz RangeLAN2 products in over 24 countries and approval to ship to 20 additional countries. These certifications and approvals have significantly increased the available markets for these products. Revenue from sales directly to international customers were 26%, 31% and 24% in 1997, 1996 and 1995, respectively. See "Business -- Sales and Marketing."

    A substantial portion of the Company's revenue to date has been derived from a limited number of customers, most of which are OEM customers. Sales to OEM customers represented approximately 62%, 60% and 79% of total revenue in 1997, 1996 and 1995, respectively. The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future. The loss of, or significant reductions in sales to, one or more of the Company's major OEM customers could have a material adverse effect on the Company's results of operations. The development of products for OEM customer applications is characterized by a lengthy sales process and design-in cycle which typically lasts from six months to two years and requires the Company to integrate its technologies into, and in certain cases adapt its products to fit, OEM customers' products. In addition, the Company's OEM customers' products are generally required to be certified by the FCC or the equivalent regulatory agency in each country where such products are sold. The Company has committed substantial engineering, marketing and sales resources to develop key OEM relationships and has broadened its OEM customer base. Due to the Company's current dependency on its OEM customers for a significant percentage of its total revenue and the nature of its OEM business, the Company's annual and quarterly operating results are subject to fluctuations as a result of the level and timing of OEM customer orders. The Company works closely with its OEM customers to manage the order cycle process in an attempt to reduce the fluctuations inherent in its OEM business.

    The Company's RangeLAN2 branded products are marketed to value added resellers, systems integrators and end users primarily through regional and national distributors. The Company grants certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors which have rights of return and price protection is recognized upon shipment by the distributor. Many of the Company's packaged products are also sold to certain OEM customers. Packaged products sold through distribution channels under Proxim's brand name and to OEM customers under private label agreements, represented 67%, 61% and 49% of total revenue in 1997, 1996 and 1995, respectively.

RESULTS OF OPERATIONS

THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

    Revenue increased 4% from 1996 to 1997 and 87% from 1995 to 1996. Revenue increased in 1997 primarily due to increased unit sales of 2.4 GHz OEM products, RangeLAN2 branded products and private label RangeLAN2 products, including increased revenue from shipments to distributors and OEM customers that sell RangeLAN2-based 2.4 GHz product lines in North America and Europe, partially offset by a significant decrease in orders from NTT-IT, one of the Company's major customers, in the third and fourth quarters of 1997. Revenue increased in 1996 primarily due to increased unit sales of 2.4 GHz OEM products, RangeLAN2 branded products and private label RangeLAN2 products, including increased revenue from shipments to international distributors and to OEM customers that had recently introduced RangeLAN2-based 2.4 GHz product lines in North America, Europe and Asia.

    Gross profit as a percentage of revenue was 48% in 1997 and 1996, and 51% in 1995. Gross profit as a percentage of revenue was flat in 1997 compared to 1996 due to engineering cost reductions on 2.4 GHz products, partially offset by declining average selling prices on 2.4 GHz products and a decrease in revenue from higher gross margin 900 MHz products. Gross profit as a percentage of revenue decreased in 1996 compared to 1995 due to a change in the mix of revenue from higher gross margin 900 MHz products to lower gross margin 2.4 GHz OEM products, and higher costs related to initial manufacturing of and increasing the capacity for 2.4 GHz product versions designed to meet certification requirements in North America, Europe and Japan

    Research and development expenses consist primarily of personnel costs, and to a lesser extent, consulting fees, prototype material, other costs of ASIC/MMIC development and charges related to technology investments. Research and development expenses are related primarily to the development and enhancement of radio transceivers, ASICs/MMICs, wireless protocols and network software drivers. Research and development expenses increased each year primarily due to the increased number of engineering employees, continued investment in integrating the Company's technology into ASICs, development of wireless protocols and network software drivers, costs related to performance enhancements, cost reductions in the RangeLAN2 architecture, costs related to both domestic and international product certifications, development of products based on the IEEE 802.11 standard and development of 5 GHz high-speed wireless LAN technology. In addition, research and development expenses in 1997 also increased due to a one-time pretax charge of $2,500,000 related to the purchase of in-process technology. Research and development expenses as a percentage of revenue were 20%, 12% and 15% in 1997, 1996 and 1995, respectively. Research and development expenses as a percentage of revenue increased in 1997 compared to 1996 primarily due to an increase in personnel costs and the one-time charge for the purchase of in-process technology. Research and development expenses as a percentage of revenue declined in 1996 compared to 1995 primarily due to increases in revenue. To date, all of the Company's research and development costs have been expensed as incurred.

    Selling, general and administrative expenses consist primarily of personnel costs, sales commissions, costs related to both domestic and international product certifications, customer support, trade show and advertising expenses, one-time charges related to investments, communications and information systems, and to a lesser extent, professional fees and facilities costs. Selling, general and administrative expenses increased each year primarily due to the hiring of additional marketing and sales personnel to support the Company's growth, particularly its expansion into international markets, as well as increased trade show and promotional expenses. Selling, general and administrative expenses as a percentage of revenue were 31%, 23% and 30% in 1997, 1996 and 1995, respectively. Selling, general and administrative expenses as a percentage of revenue increased in 1997 compared to 1996 due to an increase in personnel costs and a $2,400,000 charge related to two investments: one in a startup wireless services company utilizing wireless LAN technology and the other in a developer of mobile thin-client computing technology. Selling, general and administrative expenses as a percentage of revenue declined in 1996 compared to 1995 primarily due to increases in revenue.

    Interest and other income net, is primarily interest income and non-operating gains. Interest and other income increased significantly from 1996 to 1997 primarily due to proceeds from the follow-on public offering in July 1996 which increased cash balances. Interest and other income increased significantly from 1995 to 1996 primarily due to proceeds from the follow-on public offering in July 1996 and a one-time non-operating gain of $1,500,000 related to the November 1996 termination of a proposed merger.

    The Company recognized a provision for income taxes of $1,243,000 in 1997, $1,664,000 in 1996, and a benefit of $1,051,000 in 1995. The benefit recognized in 1995 was due to a current provision of $180,000, primarily representing alternative minimum taxes, offset by the recognition of $1,231,000 of deferred tax assets based on the Company's assessment that this portion of the deferred tax assets will be realized. The provision of $1,664,000 in 1996 was due to a current provision of $2,629,000, offset by the recognition of $965,000 of deferred tax assets. The provision of $1,243,000 in 1997 was due to a current provision of $2,490,000, offset by the recognition of $1,247,000 of deferred tax assets. As of December 31, 1997, the Company had gross deferred tax assets of $3,805,000 and a related valuation allowance of $362,000. The Company has established a valuation allowance covering deferred tax assets related to net operating loss carryforwards which cannot be utilized prior to January 1, 2003 due to limitations on their usage.

INFLATION

    To date, inflation has not had a significant impact on the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations to date primarily through private placements of its equity securities, and its public offerings in December 1993 and July 1996. As of December 31, 1997, the Company had an accumulated deficit of $2,403,000.

    In 1997 and 1996, cash provided by operations was $6,548,000 and $633,000, respectively. In 1995, cash used in operations was $3,853,000. In 1997, cash was provided primarily by net income, a decrease in accounts receivable and by increases in other current liabilities, partially offset by cash used to fund increases in inventories and decreases in accounts payable. In 1996, cash was provided primarily by net income and by increases in other current liabilities, partially offset by cash used to fund increases in inventories and accounts receivable and decreases in accounts payable. In 1995, cash was used primarily to fund increases in inventories and accounts receivable, partially offset by cash provided by net income and by increases in accounts payable and other current liabilities. The increase in inventories in 1997, 1996 and 1995 was primarily attributable to the addition of new products and the growth in revenue. The Company believes that to the extent it experiences growth in its operations, if any, then additional cash will be required to fund increases in inventories and accounts receivable.

    In 1997, 1996 and 1995, the Company purchased $1,424,000, $3,185,000 and
$1,578,000, respectively, of property and equipment using cash raised in equity financing. Expenditures related primarily to the acquisition of manufacturing and engineering test equipment and leasehold improvements. The Company expects to purchase approximately $2,500,000 of property and equipment during 1998, consisting primarily of leasehold improvements, telecommunications equipment, manufacturing and engineering test equipment and tooling, engineering systems software and equipment, and general office equipment.

    At December 31, 1997, the Company's principal source of liquidity was cash and cash equivalents of $62,296,000. The Company believes that its existing working capital and cash generated from operations, if any, will be sufficient to finance any cash acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, the Company will consider additional financing. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    In addition to the other information in this Form 10-K, the following are important factors that should be considered carefully in evaluating the Company and its business.

    Potential Fluctuations in Future Operating Results. The Company has experienced, and may in the future continue to experience, significant annual and quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside the Company's control. These factors include fluctuating market demand for, and declines in the average selling prices of, the Company's products, the timing of and delays or cancellations of significant orders from major customers, loss of one or more of the Company's major customers, the cost, availability and quality of components from the Company's suppliers, the cost, availability, and quality of assemblies from subcontractors, the lengthy sales and design-in cycles for OEM products, delays in the introduction of the Company's new products, competitive product introductions, market adoption of new technologies, market adoption of standards-based products (such as those compliant with the recently approved IEEE 802.11 standard), the mix of products sold, the effectiveness of the Company's distribution channels, the failure to anticipate changing customer product requirements, seasonality in demand, manufacturing capacity and efficiency, changes in the regulatory environment, product health and safety concerns, Year 2000 issues and general economic conditions. Historically, the Company has not operated with a significant order backlog and a substantial portion of the Company's revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, the Company's revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, the Company's operating results could be materially adversely affected. In this regard, in the third quarter of 1997, the Company experienced a decrease in revenue and an operating loss as a result of a significant decrease in orders from two of the Company's major customers. There can be no assurance that the Company will not experience future quarter to quarter decreases in revenue or quarterly operating losses. In addition, due to the timing of orders from OEM customers, the Company has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products have caused, and may in the future cause, operating results to vary significantly from quarter to quarter. It is possible that due to such fluctuations or other factors, the Company's future operating results could be below the expectations of securities analysts and investors. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected. For example, in the third quarter of 1997 the Company announced that revenue and operating results were expected to be significantly below expectations of securities analysts and investors, resulting in a decrease in the market price of the Company's Common Stock.

    Dependence on a Limited Number of OEM Customers. Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 62%, 60% and 79% of the Company's sales during the 1997, 1996 and 1995, respectively, were to OEM customers. In addition, sales to three customers represented approximately 28%, 17% and 10% of the Company's revenue during 1997. Sales to three customers represented approximately 22%, 22% and 12% of the Company's revenue during 1996. The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future.

    Sales of many of the Company's wireless networking products depend in significant part upon the decision of a prospective OEM customer to develop and market wireless solutions which incorporate the Company's wireless technology. OEM customers' orders are affected by a variety of factors such as new product introductions, regulatory approvals, end user demand for OEM customers' products, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. Sales of wireless LAN products generally involve significant commitments of capital and other resources by the Company and its customers, with the attendant delays associated with procedures to approve such commitments. In this regard, in the fourth quarter of 1997, the Company took a one-time charge of $2,400,000 to selling, general and administrative expense related to two investments: one in a startup wireless services company utilizing wireless LAN technology and the other in a developer of mobile thin-client computing technology. For these and other reasons, the design-in cycle associated with the purchase of the Company's wireless products by OEM customers is quite lengthy, generally ranging from six months to two years, and is subject to a number of significant risks, including customers' budgeting constraints and internal acceptance reviews, that are beyond the Company's control. Because of the lengthy sales cycle, the Company typically plans its production and inventory levels based on internal forecasts of OEM customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company's agreements with OEM customers typically do not require minimum purchase quantities and a significant reduction, delay or cancellation of orders from any of these customers could have a material adverse effect on the Company's results of operations. If revenue forecasted from a specific customer for a particular quarter is not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected. The loss of one or more of, or a significant reduction in orders from, the Company's major OEM customers could have a material adverse effect on the Company's results of operations. For example, in the third quarter of 1997, the Company experienced a significant decrease in orders from two of the Company's major customers resulting in a decrease in revenue, an operating loss and higher inventory levels. In addition, there can be no assurance that the Company will become a qualified supplier for new OEM customers or that the Company will remain a qualified supplier for existing OEM customers.

    Sole or Limited Sources of Supply. Certain parts and components used in the Company's products, including the Company's proprietary ASICs, MMICs and assembled circuit boards, are only available from single sources, and certain other parts and components are only available from a limited number of sources. The Company's reliance on these sole source or limited source suppliers involves certain risks and uncertainties, including the possibility of a shortage or discontinuation of certain key components and reduced control over delivery schedules, manufacturing capability, quality and costs. Any reduced availability of such parts or components when required could materially impair the Company's ability to manufacture and deliver its products on a timely basis and result in the cancellation of orders, which could have a material adverse effect on the Company's operating results. In addition, the purchase of certain key components involves long lead times and, in the event of unanticipated increases in demand for the Company's products, the Company has in the past been, and may in the future be, unable to manufacture certain products in a quantity sufficient to meet its customers' demand in any particular period. The Company has no guaranteed supply arrangements with its sole or limited source suppliers, does not maintain an extensive inventory of parts or components, and customarily purchases sole or limited source parts and components pursuant to purchase orders placed from time to time in the ordinary course of business. Business disruptions, production shortfalls or financial difficulties of a sole or limited source supplier could materially and adversely impact the Company by increasing product costs, or reducing or eliminating the availability of such parts or components. In such event, the inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products on a timely basis and could have a material adverse effect on its operating results.

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

    Rapid Technological Change; Ongoing New Product Development Requirements; Evolving Industry Standards. The wireless communications industry is characterized by very rapid technological change, short product life cycles and evolving industry standards. To remain competitive, the Company must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness. The Company's research and development efforts are focused on implementing enhancements to existing products, investigating new technologies and developing new products. Since 1994 the Company's research and development efforts have been concentrated on enhancing features and performance and reducing the cost of the RangeLAN2-based products. These efforts include developing and integrating the Company's technology into ASICs/MMICs, development of wireless protocols and network software drivers, performance enhancements and cost reductions to wireless adapter and access point products and efforts related to both domestic and international product certification. In 1997 the Company substantially increased its research and development efforts in developing IEEE 802.11 standard based products and 5 GHz high-speed wireless LAN technology.

    The Company's success is also dependent on its ability to develop new products for existing and emerging wireless communications markets, to introduce such products in a timely manner and to have them designed into new products developed by OEM customers. The development of new wireless networking products is highly complex, and wireless LAN companies, including Proxim, from time to time have experienced delays in developing and introducing new products. Due to the intensely competitive nature of the Company's business, any delay in the commercial availability of new products could have a material adverse effect on the Company's operating results. If the Company is unable to develop or obtain access to advanced wireless networking technologies as they become available, or is unable to design, develop and introduce competitive new products on a timely basis, or is unable to hire or retain qualified engineers to develop such technologies and products, its future operating results would be materially and adversely affected. In particular, the Company has expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standard that received final approval in June 1997. There can be no assurance that the Company will introduce IEEE 802.11 compliant products in a timely manner or that this standard will have a meaningful commercial impact. Any delay in the commercial availability of the Company's IEEE 802.11 compliant products could have a material adverse effect on the Company's results of operations, particularly if its competitors are able to develop and introduce competitive products which conform to this standard more rapidly than the Company.

    The Company expects to substantially increase its research and development expenses to develop new technologies related to 5 GHz high-speed wireless LAN products. In this regard, in the fourth quarter of 1997, the Company took a one-time pre-tax charge of $2,500,000 to research and development expense for the purchase of in-process technology related to developing 5 GHz high-speed wireless LAN products. Given the emerging nature of the wireless LAN market, there can be no assurance that the RangeLAN2 products and technology, or the Company's other products or technology, will not be rendered obsolete by alternative technologies.

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

    Proxim has several current competitors which offer 2.4 GHz products, including Lucent Technologies, Symbol Technologies and Telxon. In addition, certain other companies have announced their intention to offer competitive 2.4 GHz products and solutions. Some of these competitors have announced their intention to develop IEEE 802.11 standard-based products or other higher performance systems in the future. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, the Company could face future competition from companies that offer products which replace network adapters or offer alternative wireless communications solutions, or from large computer and network equipment companies. Moreover, the Company could also face competition from certain of its OEM customers which have, or could acquire, wireless engineering and product development capabilities. There can be no assurance that the Company will be able to compete successfully against these competitors or that competitive pressures faced by the Company will not adversely affect its business or operating results. For example, in March 1998, an industry consortium known as the HRFWG was formed. The HRFWG expects to publish in 1998 an open specification for home wireless communications, called SWAP. The HRFWG is led by core members Compaq Computer Corporation, Ericsson Enterprise Networks, Hewlett-Packard, IBM, Intel, Microsoft, Motorola, Philips Consumer Communications L.P., Proxim and Symbionics, and supported by Butterfly Communications, Harris Semiconductor, Intellon, National Semiconductor, Rockwell Semiconductor Systems and Samsung Electronics America, Inc. There can be no assurance that the Company will introduce SWAP compliant products in a timely manner or that this open specification will have a meaningful commercial impact. Any delay in the commercial availability of the Company's SWAP compliant products could have a material adverse effect on the Company's results of operations, particularly if its competitors are able to develop and introduce competitive products which conform to this open specification more rapidly than the Company.

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

    International Sales. Revenue from shipments by the Company to customers outside the United States, principally to a limited number of international distributors and OEM customers, represented 26%, 31% and 24% of total revenue during 1997, 1996 and 1995, respectively. The Company expects that revenue from shipments to international customers will vary over time as a percentage of revenue. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, and potential political and economic instability. While international sales are typically denominated in U.S. dollars and the Company generally extends limited credit terms, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Additionally, payment cycles for international customers are usually longer than for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products to foreign customers. The Company's business and operating results could be materially and adversely affected if foreign markets do not continue to develop or the Company does not receive additional orders to supply its products for use by foreign customers. In the latter part of 1997, capital markets in Asia were highly volatile resulting in fluctuations in Asian currencies and other economic instabilities. These instabilities may continue or worsen, either of which could have a material adverse effect on the Company's results of operations. In this regard, in the third and fourth quarter of 1997, the Company experienced a significant decrease in orders from NTT-IT, one of the Company's major Japanese customers, resulting in a significant decrease in quarterly revenue and an operating loss in the third quarter of 1997.

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

    The Company's products are also subject to regulatory requirements in international markets and, therefore, the Company has been monitoring the development of spread spectrum regulations in certain countries that represent potential markets for its products. The Company has limited experience in gaining regulatory approval outside of the United States. Several foreign countries, such as Canada, have regulations that closely follow those of the FCC. To date, Proxim or its distribution partners have obtained certifications for the Company's products in over 24 countries as well as approval for use in over 20 additional countries which rely on or reference certification requirements of regulatory bodies such as the FCC and ETSI. Each new Proxim product or OEM customer product must be certified or otherwise qualified for use in each country. The Company has an ongoing program to obtain certifications for its products and to assist certain OEM customers in obtaining certification for their products in all available markets. While there can be no assurance that the Company will be able to comply with regulations in any particular country, the Company has designed its RangeLAN2 and IEEE 802.11 products to minimize the design modifications required to meet various 2.4 GHz international spread spectrum regulations. Changes in, or the failure by the Company to comply with, applicable domestic and international regulations could have a material adverse effect on the Company's business and operating results. In addition, with respect to those countries that do not follow FCC regulations, Proxim may need to modify its products to meet local rules and regulations.

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

    Emission of Electromagnetic Radiation. The intentional emission of electromagnetic radiation has been the subject of recent public concern regarding possible health and safety risks, and though the Company's products, when installed in any of the intended configurations, will not exceed the maximum permissible exposure limits listed in Section 1.1311 of the Federal Communications Commission Regulations, there can be no assurance that such safety issues will not arise in the future and will not have a materially adverse effect on the Company's business.

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

    Volatility of Stock Price. Recently, the price of the Company's Common Stock has been volatile. The Company believes that the price of its Common Stock may continue to fluctuate, perhaps substantially, as a result of factors such as announcements of developments relating to the Company's business, fluctuations in the Company's operating results, general conditions in the wireless communications industry or the worldwide economy, a shortfall in revenue or earnings from securities analysts' expectations or other changes in financial estimates by securities analysts, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in patent, copyrights or other intellectual property rights and developments in the Company's relationships with its customers, distributors and suppliers. In the third quarter of 1997, the Company announced revenue and operating results below expectations of securities analysts and investors, resulting in a decrease in the market price of the Company's Common Stock. In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

    Year 2000 Impact. Customary computer programming practices, developed prior to the upcoming change in the century becoming a concern, have used two digits rather than four to identify the year in a date field. If not corrected, many computer applications may fail to treat year dates intended to represent years in the twenty-first century as such but instead treat them as still in the twentieth century, potentially resulting in system failure or miscalculations disruptive of business operations, including, among other things, an inability to initiate, receive, process, invoice or otherwise complete normal business activities. These Year 2000 issues affect virtually all companies and organizations.

    The Year 2000 issues affect the Company's internal operations. The Company is working with outside contractors to develop and install a new corporate-wide information system. The new system was identified as a strategic business initiative independent of Year 2000 considerations. While the new information system will be a dynamic one permitting ongoing improvements as business needs are identified, the basic operational systems are expected to be substantially completed during early 1999 at a total estimated expenditure of approximately $2 million. Those time and cost targets are management's current best estimates based on presently available information and numerous assumptions. Given the uncertainties and complexities inherent in any new system installation, there can be no assurance that the project will be completed within the estimated time and cost parameters. The portions of the Company's existing information system which would require correction for Year 2000 issues will be superseded as part of this larger, new system implementation, which is being designed to be Year 2000 compliant.

    The impact of Year 2000 issues on the Company will also be affected by the Year 2000 readiness of its customers as well as of its suppliers of raw materials, components and software, outside contract manufacturers, and its providers of facilities, equipment and services and any failure on their part to achieve readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. While the Company is beginning to consider what inquiries might be appropriate to make of such other parties (principally of its suppliers and other providers) in these regards, there can be no assurance that the Year 2000 issues confronting such other parties and any failure on their part to timely address them will not have a material adverse effect on the Company.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                       PAGE
         INDEX TO FINANCIAL STATEMENTS
         Report of Independent Accountants......................................        29

         Balance Sheet at December 31, 1997 and 1996............................        30

         Statement of Operations for the Years Ended
              December 31, 1997, 1996 and 1995..................................        31

         Statement of Stockholders' Equity for the Years Ended
              December 31, 1997, 1996 and 1995..................................        32

         Statement of Cash Flows for the Years Ended
              December 31, 1997, 1996 and 1995..................................        33

         Notes to Financial Statements..........................................        34


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Proxim, Inc.

    In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Proxim, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

San Jose, California
January 19, 1998

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             DECEMBER 31,
                                                                                      -------------------------
                                                                                         1997            1996
                                                                                      ---------       ---------
                                            ASSETS
      Current assets:
        Cash and cash equivalents...............................................      $  62,296       $  54,232
        Accounts receivable, net................................................          6,879          10,271
        Inventories.............................................................         12,309          10,479
        Deferred tax assets.....................................................          1,625           1,116
        Other current assets....................................................            346             201
                                                                                      ---------       ---------
          Total current assets..................................................         83,455          76,299
      Property and equipment, net...............................................          3,786           4,002
      Deferred tax assets.......................................................          1,818           1,080
                                                                                      ---------       ---------
                                                                                      $  89,059       $  81,381
                                                                                      =========       =========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
        Accounts payable........................................................      $   1,354       $   1,833
        Other current liabilities...............................................          9,030           3,907
                                                                                      ---------       ---------
          Total current liabilities.............................................         10,384           5,740
                                                                                      ---------       ---------

      Commitments (Note 10)

      Stockholders' equity:
        Common Stock, $.001 par value, 25,000 shares authorized; 10,194 and
         9,787 shares issued and outstanding....................................             10              10
        Additional paid-in capital..............................................         81,068          78,128
        Accumulated deficit.....................................................         (2,403)         (2,497)
                                                                                      --------        ---------
          Total stockholders' equity............................................         78,675          75,641
                                                                                      ---------       ---------
                                                                                      $  89,059       $  81,381
                                                                                      =========       =========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                         1997        1996       1995
                                                     --------    --------   --------
Revenue ..........................................   $ 42,951    $ 41,220   $ 22,083
Cost of revenue ..................................     22,359      21,383     10,843
                                                     --------    --------   --------
Gross profit .....................................     20,592      19,837     11,240
                                                     --------    --------   --------

Operating expenses:
  Research and development .......................      8,720       4,949      3,288
  Selling, general and administrative ............     13,513       9,408      6,694
                                                     --------    --------   --------
    Total operating expenses .....................     22,233      14,357      9,982
                                                     --------    --------   --------
Income (loss) from operations ....................     (1,641)      5,480      1,258
Interest and other income, net ...................      2,978       2,838        537
                                                     --------    --------   --------
Income before income taxes .......................      1,337       8,318      1,795
Provision (benefit) for income taxes .............      1,243       1,664     (1,051)
                                                     --------    --------   --------
Net income .......................................   $     94    $  6,654   $  2,846
                                                     ========    ========   ========

Basic net income per share .......................   $    .01    $    .79   $    .40
                                                     ========    ========   ========
Weighted average common shares ...................     10,048       8,466      7,150
                                                     ========    ========   ========
Diluted net income per share .....................   $    .01    $    .71   $    .35
                                                     ========    ========   ========
Weighted average common shares and equivalents ...     11,108       9,386      8,172
                                                     ========    ========   ========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                    COMMON STOCK               ADDITIONAL
                                              -----------------------           PAID-IN       ACCUMULATED
                                              SHARES           AMOUNT           CAPITAL         DEFICIT            TOTAL
                                              ------           ------          ----------     -----------          -----

Balance at December 31, 1994 .......            7,011         $      7         $ 27,216         $(11,997)         $ 15,226
Exercise of stock options ..........              172               --              102               --               102
Issuance of Common Stock under Stock
   Purchase Plan ...................               74               --              276               --               276
Net income .........................               --               --               --            2,846             2,846
                                             --------         --------         --------         --------          --------
Balance at December 31, 1995 .......            7,257                7           27,594           (9,151)           18,450
Exercise of stock options ..........              381                1              822               --               823
Issuance of Common Stock under
   Stock Purchase Plan .............              136               --              610               --               610
Issuance of Common Stock in
  follow-on public offering, net ...            2,013                2           47,002               --            47,004
Tax benefit of stock options .......               --               --            2,100               --             2,100
Net income .........................               --               --               --            6,654             6,654
                                             --------         --------         --------         --------          --------

Balance at December 31, 1996 .......            9,787               10           78,128           (2,497)           75,641
Exercise of stock options ..........              306               --            1,068               --             1,068
Issuance of Common Stock under Stock
   Purchase Plan ...................              101               --              692               --               692
Tax benefit of stock options .......               --               --            1,180               --             1,180
Net income .........................               --               --               --               94                94
                                             --------         --------         --------         --------          --------

Balance at December 31, 1997 .......           10,194         $     10         $ 81,068         $ (2,403)         $ 78,675
                                             ========         ========         ========         ========          ========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------
                                                                          1997          1996          1995
                                                                      --------      --------      --------
Cash flows from operating activities:
  Net income ....................................................     $     94      $  6,654      $  2,846
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
  Depreciation and amortization .................................        1,640           983           516
  Deferred tax assets ...........................................       (1,247)         (965)       (1,231)
  Changes in assets and liabilities:
    Accounts receivable .........................................        3,392        (3,461)       (4,681)
    Inventories .................................................       (1,830)       (2,588)       (4,865)
    Other assets ................................................         (145)          (73)          114
    Accounts payable ............................................         (479)       (1,914)        2,060
    Other current liabilities ...................................        5,123         1,997         1,388
                                                                      --------      --------      --------
        Net cash provided by (used in) operating activities .....        6,548           633        (3,853)
                                                                      --------      --------      --------
Cash flows used in investing activities for purchase of
    property and equipment ......................................       (1,424)       (3,185)       (1,578)
                                                                      --------      --------      --------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net ...................        1,760        48,437           378
  Tax benefit of stock options ..................................        1,180         2,100            --
                                                                      --------      --------      --------
      Net cash provided by financing activities .................        2,940        50,537           378
                                                                      --------      --------      --------

Net increase (decrease) in cash and cash equivalents ............        8,064        47,985        (5,053)
Cash and cash equivalents, beginning of period ..................       54,232         6,247        11,300
                                                                      --------      --------      --------
Cash and cash equivalents, end of period ........................     $ 62,296      $ 54,232      $  6,247
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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents

    The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts and highly rated commercial paper that are stated at cost, which approximate fair value.

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

Net Income Per Share

    Basic net income per share is computed by dividing net income available to Common Stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of outstanding shares of Common Stock plus dilutive Common Stock equivalents. Common Stock equivalents consist of stock options, using the treasury stock method based on the average stock price for the period.

Stock-Based Compensation

    The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25,"Accounting for Stock Issued to Employees," and related Interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." (See Note 6)

Use of Estimates

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

New Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS No. 130), "Reporting Comprehensive Income" and No.131 (FAS No.131), "Disclosures About Segments of an Enterprise and Related Information." FAS No.130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. FAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. FAS No.131 supercedes FAS No. 14 and requires segment information be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments in quarterly and annual reports. FAS No. 131 is effective for annual reports for fiscal years beginning after December 15, 1997, and applicable to interim financial statements beginning in the second year of application, along with comparative information for interim periods in the initial year of application.

NOTE 3 -- BALANCE SHEET COMPONENTS:

                                                                      DECEMBER 31,
                                                                -----------------------
                                                                  1997           1996
                                                                --------       --------
                                                                    (IN THOUSANDS)
 Accounts receivable:
    Gross accounts receivable ............................      $  7,379       $ 10,371
    Less: allowance for doubtful accounts ................          (500)          (100)
                                                                --------       --------
                                                                $  6,879       $ 10,271
                                                                ========       ========
 Inventories:
    Raw materials ........................................      $  6,032       $  3,978
    Work-in-process ......................................         5,831          6,341
    Finished goods .......................................           446            160
                                                                --------       --------
                                                                $ 12,309       $ 10,479
                                                                ========       ========
 Property and equipment:
    Computer and test equipment ..........................      $  7,179       $  5,883
    Furniture and fixtures ...............................           522            511
    Leasehold improvements ...............................           975            858
                                                                --------       --------
                                                                   8,676          7,252
    Less: accumulated depreciation and amortization ......        (4,890)        (3,250)
                                                                --------       --------
                                                                $  3,786       $  4,002
                                                                ========       ========
 Other current liabilities:
    Income taxes payable .................................      $  1,751       $    680
    Accrued compensation .................................         1,366          1,580
    Deferred revenue .....................................           422            392
    Other accrued liabilities ............................         5,491          1,255
                                                                --------       --------
                                                                $  9,030       $  3,907
                                                                ========       ========

NOTE 4 -- INCOME TAXES:

    The provision (benefit) for income taxes consists of the following (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                    -------------------------------
                                                     1997        1996        1995
                                                    -------     -------     -------
Current:
  Federal ......................................    $ 2,309     $ 1,974     $   149
  State ........................................        181         655          31
                                                    -------     -------     -------
                                                      2,490       2,629         180
                                                    -------     -------     -------
Deferred:
  Federal ......................................     (1,082)       (995)     (1,093)
  State ........................................       (165)         30        (138)
                                                    -------     -------     -------
                                                     (1,247)       (965)     (1,231)
                                                    -------     -------     -------
                                                    $ 1,243     $ 1,664     $(1,051)
                                                    =======     =======     =======

    The tax provision (benefit) reconciles to the amount computed by multiplying income before tax by the U.S. federal statutory rate of 34% as follows (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1997         1996         1995
                                                              --------     --------     --------
Tax at federal statutory rate ............................    $    455     $  2,911     $    628
State taxes, net of federal tax benefit ..................         118          452          109
Research and development credits .........................        (104)        (100)          --
Permanent difference .....................................         912           --           --
Net operating loss carryforwards, net of minimum tax
    effect ...............................................          --         (843)        (503)
Change in valuation allowance ............................        (204)        (758)      (1,231)
Other ....................................................          66            2          (54)
                                                              --------     --------     --------
                                                              $  1,243     $  1,664     $ (1,051)
                                                              ========     ========     ========

    Deferred tax assets comprise the following (in thousands):

                                                              DECEMBER 31,
                                                         ---------------------
                                                           1997         1996
                                                         --------     --------
Net operating loss and credit carryforwards .........    $  1,406     $  1,740
Capitalized research and development costs ..........          98          131
Depreciation and amortization .......................       1,215          193
Accrued expenses and reserves .......................       1,086          698
                                                         --------     --------
Total deferred tax assets ...........................       3,805        2,762
Valuation allowance .................................        (362)        (566)
                                                         --------     --------
                                                         $  3,443     $  2,196
                                                         ========     ========

    At December 31, 1997, the Company had approximately $4,000,000 of net operating loss carryforwards for federal tax reporting purposes available to offset future taxable income; such carryforwards expire through 2008.

    The amounts of and the benefits from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events which may cause such limitations include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period. As a result of a prior financing which resulted in a cumulative ownership change in 1991 of greater than 50%, the Company's net operating loss carryforwards are limited to usage of approximately $600,000 per year. The Company has established a valuation allowance covering deferred tax assets related to net operating loss carryforwards which cannot be utilized prior to January 1, 2003.

NOTE 5 -- STOCKHOLDERS' EQUITY:

Initial and Follow-on Public Offerings

    In December 1993, the Company completed an initial public offering of 1,500,000 shares of Common Stock at $9.00 per share and realized proceeds of approximately $11.7 million, net of issuance costs of $812,000. In July 1996, the Company completed a follow-on public offering of 2,012,500 shares of Common Stock at $25.00 per share and realized proceeds of approximately $47.0 million, net of issuance costs of $795,000.

Preferred Stock

    In December 1993, the stockholders approved a class of Preferred Stock consisting of 5,000,000 shares, at a par value of $.001 per share, issuable in series and having such rights, preferences, privileges and restrictions as may be determined by the Board of Directors. As of December 31, 1997, no Preferred Stock had been issued.

Preferred Share Purchase Rights

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

NOTE 6 - STOCK PLANS:

1986 Stock Option Plan

    The Company's 1986 Stock Option Plan (the "1986 Plan") provided for the grant of stock options to employees and consultants at prices not less than 85% of the fair market value of the Company's Common Stock on the date of grant. The options terminate ten years after the date of grant. All options granted have been at the fair market value of the Company's Common Stock on the dates of grant. An aggregate of 2,272,088 shares of Common Stock were reserved for issuance pursuant to the 1986 Plan. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 48 month period. The 1986 Plan (but not outstanding options issued thereunder) terminated by its terms on March 20, 1996.

1995 Long-Term Incentive Plan

    In April 1995, the Company established the 1995 Long-Term Incentive Plan (the "1995 Plan") and reserved 250,000 shares of Common Stock for issuance to employees, consultants and officers upon the exercise of awards granted thereunder. In March 1996, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 1,000,000 shares to an aggregate of 1,250,000 shares. In May 1997, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 500,000 shares to an aggregate of 1,750,000 shares. The 1995 Plan provides for the grant of awards in the form of stock options, restricted stock, performance shares, restricted stock units, and stock unit awards to employees, consultants and officers at prices not less than 100% of the of the fair market value of the Company's Common Stock on the date of grant. The options terminate ten years after the date of grant. Through December 31, 1997, only stock options have been granted under the 1995 Plan and all such options have been granted at the fair market value of the stock at the dates of grant. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 48 month period.

1994 Director Option Plan

    In May 1994, the Company adopted the 1994 Director Option Plan (the "Directors' Plan") which provides for the grant of stock options to directors at the fair market value of the Company's Common Stock on the date of grant. The options terminate 10 years after the date of grant. All options granted have been at the fair market value of the Company's Common Stock at the dates of grant. In May 1997, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1994 Director Option Plan by 100,000 shares to an aggregate of 200,000 shares. Options granted under the Directors' Plan are exercisable only upon vesting. Grants made prior to January 1, 1996 vest ratably over a 48 month period, and grants made on or after January 1, 1996 fully vest one year from the date of grant.

    The following table summarizes stock option activity under the Company's stock option plans (shares in thousands):

                                               SHARES           OPTIONS       WEIGHTED AVERAGE
                                              AVAILABLE        OUTSTANDING     EXERCISED PRICE
                                              ---------        -----------     ---------------
Balance at December 31, 1994 ..........             556            1,161         $   2.19
   Shares authorized ..................             250               --
   Options granted ....................            (382)             382             8.69
   Options exercised ..................              --             (172)             .59
   Options canceled ...................              36              (36)            4.53
                                               --------          -------
Balance at December 31, 1995 ..........             460            1,335             4.20
   Shares authorized ..................           1,000               --
   Termination of 1986 Plan ...........            (120)              --
   Options granted ....................            (602)             602            20.19
   Options exercised ..................              --             (380)            2.21
   Options canceled ...................              41              (41)           13.45
                                               --------          -------
Balance at December 31, 1996 ..........             779            1,516            10.79
   Shares authorized ..................             600               --
   Termination of 1986 Plan ...........             (40)              --
   Options granted ....................          (1,589)           1,589            11.16
   Options exercised ..................              --             (305)            3.37
   Options canceled ...................             560             (560)           18.80
                                               --------          -------
Balance at December 31, 1997 ..........             310            2,240         $  10.06
                                               ========          =======

    At December 31, 1997, 1996 and 1995, options for 551,000, 556,000 and
528,000 shares of common stock, respectively, were vested but not exercised. In October 1997, the Company canceled 467,000 options outstanding for non-officer employees under the option plans with exercise prices greater than $10.75, and reissued the options with an exercise price of $10.75.

    The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 1997 (shares in thousands):

                                           OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                     ----------------------------------     -----------------------------
                                     WEIGHTED AVERAGE       WEIGHTED                          WEIGHTED
RANGE OF EXERCISE       NUMBER          REMAINING            AVERAGE          NUMBER          AVERAGE
     PRICES           OUTSTANDING    CONTRACTUAL LIFE    EXERCISE PRICE     EXERCISABLE    EXERCISE PRICE
----------------      -----------    ----------------    --------------     -----------    --------------
$  .15 -- $ 1.50             158           5.70               $  .82            158           $  .82
$ 4.00 -- $ 9.63             385           7.10               $ 6.38            284           $ 6.32
$10.38 -- $18.63           1,637           8.52               $11.13             89           $16.34
$22.75 -- $29.88              50           8.72               $25.68             10           $27.59
$45.50 -- $45.50              10           8.38               $45.50             10           $45.50
                         -------                                               ---
$  .15 -- $45.50           2,240           8.08               $10.06            551           $ 7.46
                         =======                                               ===

1993 Employee Stock Purchase Plan

    In September 1993, the Company established the 1993 Employee Stock Purchase Plan (the "Purchase Plan"). The Company initially reserved 200,000 shares of Common Stock for issuance to employees under the Purchase Plan. In March 1996, the Company's Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase Plan by 200,000 shares to an aggregate of 400,000 shares. In May 1997, the Company's Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase Plan by 200,000 shares to an aggregate of 600,000 shares. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of his or her total compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's Common Stock at the first day or last day of each six-month offering period. Offering periods commence on August 15 and February 15. During 1997, 1996 and 1995, the Company issued 99,709, 135,736 and 74,354 shares, respectively, of Common Stock under the Purchase Plan.

Pro Forma Disclosure

    The weighted average estimated grant date fair value, as defined by FAS 123, for stock options granted under the Company's stock option plans during 1997, 1996 and 1995 was $5.59, $13.31 and $5.21 per share, respectively. The weighted average estimated grant date fair value of stock purchase rights granted pursuant to the Company's employee stock purchase plan during 1997, 1996 and 1995 was $1.81, $2.05 and $3.73 per share, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option and purchase awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

    The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option and purchase awards:

                                                    1997         1996         1995
                                                  --------     --------     --------
Stock option plans:
  Expected dividend yield ...................         0.0%         0.0%         0.0%
  Expected stock price volatility ...........        99.0%       109.8%       109.8%
  Risk free interest rate ...................        6.27%        6.19%        5.88%
  Expected life (years) .....................        2.68         2.68         2.68

Stock purchase plan:
  Expected dividend yield ...................         0.0%         0.0%         0.0%
  Expected stock price volatility ...........        64.0%       152.4%        61.8%
  Risk free interest rate ...................        5.63%        5.29%        5.75%
  Expected life (years) .....................         0.5          0.5          0.5

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

    Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans and stock purchase plan, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the years ended December 31, 1997, 1996 and 1995 (in thousands, except per share amounts):

                                                          1997        1996      1995
                                                         -------     ------    ------
Net income as reported ..............................    $    94     $6,654    $2,846
Pro forma net income (loss) .........................    $(2,474)    $4,828    $2,087

Diluted net income per share as reported ............    $  0.01     $ 0.71    $ 0.35
Pro forma diluted net income (loss) per share .......    $ (0.24)    $ 0.52    $ 0.26

    The pro forma effect on net income and net income per share for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

NOTE 7 - NET INCOME PER SHARE:

    The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations:

                                                                  YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                            1997            1996            1995
                                                          --------        --------        --------
                                                           (in thousands, except per share data)
BASIC NET INCOME PER SHARE
Net income available to Common Stockholders ......        $     94        $  6,654        $  2,846
                                                          ========        ========        ========
Weighted average common shares ...................          10,048           8,466           7,150
                                                          ========        ========        ========
Basic net income per share .......................        $    .01        $    .79        $    .40
                                                          ========        ========        ========
DILUTED NET INCOME PER SHARE
Net income available to Common Stockholders ......        $     94        $  6,654        $  2,846
                                                          ========        ========        ========
Weighted average common shares ...................          10,048           8,466           7,150
Dilutive common stock equivalents ................           1,060             945           1,022
                                                          --------        --------        --------
Weighted average common shares and equivalents ...          11,108           9,386           8,172
                                                          ========        ========        ========
Diluted net income per share .....................        $    .01        $    .71        $    .35
                                                          ========        ========        ========

    During 1997 and 1996, options to purchase 94,771 and 61,000 shares of Common Stock, respectively, were antidilutive and excluded from the dilutive net income per share calculations because the options' exercise price was greater than the average market price of the common shares.

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

    The Company generally extends 30-day credit terms to its customers, which is consistent with industry business practices. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. To date the Company has not experienced any material credit losses. All sales transactions are denominated in U.S. dollars.

    During 1997, revenue from three customers represented 28%, 17% and 10% of total revenue. During 1996, revenue from three customers represented 22%, 22% and 12% of total revenue. During 1995, revenue from two customers represented 27% and 14% of total revenue.

    Revenue from shipments to customers outside the United States, primarily in Asia Pacific, Europe and South America, represented 26%, 31% and 24% of total revenue in 1997, 1996 and 1995, respectively. Revenue from shipments to customers in Asia Pacific represented 20% , 22% and 14% of total revenue in 1997, 1996 and 1995 respectively.

    At December 31, 1997, outstanding receivables from three customers represented 19%, 17% and 11% of gross receivables. At December 31, 1996, outstanding receivables from three customers represented 32%, 24% and 17% of gross receivables.

NOTE 10 -- COMMITMENTS:

    The Company occupies its facility under a non-cancelable operating lease agreement which expires in June 2000 and which requires payment for property taxes, insurance, maintenance and utilities. Total rental expense related to this operating lease was $504,000, $456,000 and $364,000 for 1997, 1996 and
1995, respectively.

    Future minimum lease payments under non-cancelable leases at December 31, 1997 were as follows (in thousands):

      Year ending December 31,
        1998............................................ $   504
        1999............................................     504
        2000............................................     252
                                                         -------
        Total minimum lease payments                     $ 1,260
                                                         =======

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

10.a. Information with respect to directors is incorporated by reference from the information under the caption "Election of Directors," in the Registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

10.b. Information with respect to directors and executive officers is included at the end of PART I, Item 1. on page 12 of this Report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated by reference from the information under the captions "Executive Compensation" in the Registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not Applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements: See Index to Financial Statements at Item 8. on page 28 of this Report.

   (2)  Financial Statement Schedules: See Item 8. on page 28 of this Report.

   (3)  Exhibits:

EXHIBIT #           DESCRIPTION OF DOCUMENT
---------           -----------------------
 3.1(1)             Amended Articles of Incorporation.

 3.2(1)             Certificate of Incorporation of Registrant.

 3.3(1)             Restated Certificate of Incorporation.

 3.4(1)             Bylaws of Registrant.

 3.5(6)             Preferred Shares Rights Agreement.

 4.1(1)             Form of Common Stock Certificate.

 4.2(1)             Series A Preferred Stock Purchase Agreement dated May 2, 1991.

 4.3(1)             Registration and Information Rights and Modification Agreement dated May 2, 1991.

10.1(1)(5)          Form of Registrant's Indemnification Agreement for Officers and Directors, Delaware.

10.2(1)(5)          1993 Employee Stock Purchase Plan and form of Subscription Agreement.

10.3(1)(5)          1986 Incentive Stock Option Plan and form of Stock Option Agreement.

10.4(1)             Services Agreement dated June 17, 1992 between Proxim and Sears Technology Services Inc.

10.5(1)             Lease Agreement dated February 18, 1993 between Proxim and Vanni Business Park Partnership.

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

10.7(2)             Amendment to Lease Agreement dated August 28, 1994 between Proxim, Inc. and
                       Vanni Business Park Partnership.

10.8(3)(5)          1994 Director Option Plan and form of Subscription Agreement.

10.9(4)(5)          1995 Long-Term Incentive Plan and form of Subscription Agreement.

23.1                Consent of Independent Accountants.

27.1                Financial Data Schedule

(b) Reports on Form 8-K:

    1. A report on Form 8-K (File No. 000-22700) was filed pursuant to the Securities Exchange Act of 1934, as amended, on July 21, 1997, relating to the amendment and restatement of the Company's Preferred Share Rights Agreement.

(c) Exhibits: See 14(a) above.

(d) Financial Statement Schedules: See 14(a) above.

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

(6) Incorporated by Reference to the Registrant's Registration Statement filed with the Securities and Exchange Commission on April 7, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 26th day of March, 1998.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

              SIGNATURE                                        TITLE                                         DATE
              ---------                                        -----                                         ----
    /s/  DAVID C. KING                   Chairman of the Board of Directors, President and              March 26, 1998
-------------------------------------    Chief Executive Officer (Principal Executive Officer)
         (David C. King)

    /s/  KEITH E. GLOVER                 Vice President of Finance and Administration and               March 26, 1998
-------------------------------------    Chief Financial Officer (Principal Financial and
         (Keith E. Glover)               Accounting Officer)

    /s/  RAYMOND CHIN                    Director                                                       March 26, 1998
-------------------------------------
         (Raymond Chin)

    /s/  LESLIE G. DENEND                Director                                                       March 26, 1998
-------------------------------------
         (Leslie G. Denend)

    /s/  MICHAEL D. KAUFMAN              Director                                                       March 26, 1998
-------------------------------------
         (Michael D. Kaufman)

    /s/  G. RUSSELL MORTENSON            Director                                                       March 26, 1998
-------------------------------------
         (G. Russell Mortenson)

    /s/  GREG REYES                      Director                                                       March 26, 1998
-------------------------------------
         (Greg Reyes)

    /s/  JEFFREY D. SAPER                Director and Secretary                                         March 26, 1998
-------------------------------------
         (Jeffrey D. Saper)

                                EXHIBIT INDEX


EXHIBIT #           DESCRIPTION OF DOCUMENT
---------           -----------------------
 3.1(1)             Amended Articles of Incorporation.

 3.2(1)             Certificate of Incorporation of Registrant.

 3.3(1)             Restated Certificate of Incorporation.

 3.4(1)             Bylaws of Registrant.

 3.5(6)             Preferred Shares Rights Agreement.

 4.1(1)             Form of Common Stock Certificate.

 4.2(1)             Series A Preferred Stock Purchase Agreement dated May 2, 1991.

 4.3(1)             Registration and Information Rights and Modification Agreement dated May 2, 1991.

10.1(1)(5)          Form of Registrant's Indemnification Agreement for Officers and Directors, Delaware.

10.2(1)(5)          1993 Employee Stock Purchase Plan and form of Subscription Agreement.

10.3(1)(5)          1986 Incentive Stock Option Plan and form of Stock Option Agreement.

10.4(1)             Services Agreement dated June 17, 1992 between Proxim and Sears Technology Services Inc.

10.5(1)             Lease Agreement dated February 18, 1993 between Proxim and Vanni Business Park Partnership.

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

10.7(2)             Amendment to Lease Agreement dated August 28, 1994 between Proxim, Inc. and
                       Vanni Business Park Partnership.

10.8(3)(5)          1994 Director Option Plan and form of Subscription Agreement.

10.9(4)(5)          1995 Long-Term Incentive Plan and form of Subscription Agreement.

23.1                Consent of Independent Accountants.

27.1                Financial Data Schedule

(b) Reports on Form 8-K:

    1. A report on Form 8-K (File No. 000-22700) was filed pursuant to the Securities Exchange Act of 1934, as amended, on July 21, 1997, relating to the amendment and restatement of the Company's Preferred Share Rights Agreement.

(c) Exhibits: See 14(a) above.

(d) Financial Statement Schedules: See 14(a) above.

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

(6) Incorporated by Reference to the Registrant's Registration Statement filed with the Securities and Exchange Commission on April 7, 1997.