Form 10-Q
period 1998-03-31
PROXIM INC /DE/
filed 1998-05-14
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                Title of Class                  Outstanding as of March 31, 1998
                --------------                  --------------------------------
  Common Stock, par value $.001 per share                  10,278,177

                                  PROXIM, INC.

                                      Index


PART 1 - FINANCIAL INFORMATION                                                Page
                                                                              ----

      Item 1.  Financial Statements:

           Balance Sheet at March 31, 1998 and December 31, 1997................3

           Statement of Operations for the Three Months Ended
             March 31, 1998 and 1997............................................4

           Statement of Cash Flows for the Three Months Ended
             March 31, 1998 and 1997............................................5

           Notes to Financial Statements........................................6


      Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................7


PART  II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K.................................17

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    MARCH 31,         DECEMBER 31,
                                                                       1998               1997
                                                                     --------           --------


                                                 ASSETS
Current assets:
    Cash and cash equivalents ................................       $ 38,984           $ 62,296
    Marketable securities ....................................         22,638                 --
    Accounts receivable, net .................................          7,344              6,879
    Inventories ..............................................         11,868             12,309
    Deferred tax assets ......................................          1,625              1,625
    Other current assets .....................................            303                346
                                                                     --------           --------
       Total current assets ..................................         82,762             83,455
Property and equipment, net ..................................          3,518              3,786
Deferred tax assets ..........................................          1,818              1,818
                                                                     --------           --------
                                                                     $ 88,098           $ 89,059
                                                                     ========           ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .........................................       $  1,202           $  1,354
    Other current liabilities ................................          6,900              9,030
                                                                     --------           --------
       Total current liabilities .............................          8,102             10,384
                                                                     --------           --------

Stockholders' equity:
   Common Stock, $.001 par value, 25,000 shares authorized;
    10,278 and 10,194 shares issued and outstanding ..........             10                 10
   Additional paid-in capital ................................         81,523             81,068
   Accumulated deficit .......................................         (1,537)            (2,403)
                                                                     --------           --------
       Total stockholders' equity ............................         79,996             78,675
                                                                     --------           --------
                                                                     $ 88,098           $ 89,059
                                                                     ========           ========



   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                          1998             1997
                                                        -------          -------
Revenue ............................................    $10,250          $12,493
Cost of revenue ....................................      5,299            6,550
                                                        -------          -------
Gross profit .......................................      4,951            5,943
                                                        -------          -------
Operating expenses:
    Research and development .......................      1,811            1,479
    Selling, general and administrative ............      2,698            2,705
                                                        -------          -------
       Total operating expenses ....................      4,509            4,184
                                                        -------          -------
Income from operations .............................        442            1,759
Interest and other income, net .....................        795              719
                                                        -------          -------
Income before income taxes .........................      1,237            2,478
Provision for income taxes .........................        371              867
                                                        -------          -------
Net income .........................................    $   866          $ 1,611
                                                        =======          =======
Basic net income per share .........................    $  0.08          $  0.16
                                                        =======          =======
Weighted average common shares .....................     10,251            9,860
                                                        =======          =======
Diluted net income per share .......................    $  0.08          $  0.15
                                                        =======          =======
Weighted average common shares and equivalents .....     10,875           10,568
                                                        =======          =======

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   ---------------------------
                                                                                     1998              1997
                                                                                   --------           --------
Cash flows from operating activities:
    Net income .................................................................   $    866           $  1,611
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
    Depreciation and amortization ..............................................        428                389
    Changes in assets and liabilities:
       Accounts receivable, net ................................................       (465)            (1,669)
          Inventories ..........................................................        441                925
       Other assets ............................................................         43               (321)
       Accounts payable ........................................................       (152)                73
       Other current liabilities ...............................................     (2,130)               211
                                                                                   --------           --------
          Net cash provided by (used in) operating activities ..................       (969)             1,219
                                                                                   --------           --------

Cash flows used in investing activities:
      Purchases of property and equipment ......................................       (160)              (432)
      Purchase of marketable securities ........................................    (22,638)                --
                                                                                    -------            -------
          Net cash used in investing activities ................................    (22,798)              (432)
                                                                                    -------           -------
Cash flows provided by financing activities from issuance of Common Stock ......        455                545
                                                                                   --------           --------
Net increase (decrease) in cash and cash equivalents ...........................    (23,312)             1,332
Cash and cash equivalents, beginning of period .................................     62,296             54,232
                                                                                   --------           --------
Cash and cash equivalents, end of period .......................................   $ 38,984           $ 55,564
                                                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

           The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) which Proxim, Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the balance sheets. The interim financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, included in the 1997 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.


INVENTORIES (IN THOUSANDS)


                        MARCH 31,        DECEMBER 31,
                          1998               1997
                       -----------       ------------
                       (UNAUDITED)       (UNAUDITED)

Raw materials ........   $ 5,789          $ 6,032
Work-in-process ......     5,573            5,831
Finished goods .......       506              446
                         -------          -------
                         $11,868          $12,309
                         =======          =======

COMPREHENSIVE INCOME

           As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Such items were reported in shareholders' equity prior to the adoption of SFAS 130.

NEW ACCOUNTING PRONOUNCEMENT

           In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 is effective for annual reports for fiscal years beginning after December 15, 1997, and applicable to interim financial statements beginning in the second year of application, along with comparative information for interim periods in the initial year of application.

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

           The following discussion should be read in conjunction with the Company's 1997 Financial Statements and Notes thereto.

           The following table presents the percentages of total revenue represented by certain line items from the Statement of Operations for the periods indicated.


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 -----------------------
                                                  1998             1997
                                                 ------           ------
Revenue .....................................     100.0%           100.0%
Cost of revenue .............................      51.7%            52.4%
                                                 ------           ------
Gross profit ................................      48.3%            47.6%
                                                 ------           ------
Operating expenses:
    Research and development ................      17.7%            11.8%
    Selling, general and administrative .....      26.3%            21.7%
                                                 ------           ------
       Total operating expenses .............      44.0%            33.5%
                                                 ------           ------
Income from operations ......................       4.3%            14.1%
Interest and other income, net ..............       7.7%             5.7%
                                                 ------           ------
Income before income taxes ..................      12.0%            19.8%
Provision for income taxes ..................       3.6%             6.9%
                                                 ------           ------
Net income ..................................       8.4%            12.9%
                                                 ======           ======

RESULTS OF OPERATIONS

REVENUE

           Revenue decreased 18% in the first quarter of 1998 compared to the first quarter of 1997. The decrease in revenue in the first quarter of 1998 compared to the first quarter of 1997 was primarily attributable to a significant decrease in orders from NTT-IT, one of the Company's major customers, and lower revenue from 900 MHz products, partially offset by increased revenue from shipments to distributors and OEM customers that sell RangeLAN2-based 2.4 GHz product lines in North America and Europe.

GROSS PROFIT

           Gross profit as a percentage of revenue was 48.3% and 47.6% in the first quarter of 1998 and 1997, respectively. Gross profit as a percentage of revenue increased in the first quarter of 1998 compared to the first quarter of 1997 due to engineering cost reductions on 2.4 GHz products, partially offset by declining average selling prices on 2.4 GHz products and a decrease in revenue from higher gross margin 900 MHz products.

RESEARCH AND DEVELOPMENT

           Research and development expenses increased in the first quarter of 1998 compared to the first quarter of 1997 primarily due to the increased number of engineering employees, continued investment in integrating the Company's technology into application specific integrated circuits ("ASICs"), development of wireless protocols and network software drivers, costs related to performance enhancements, cost reductions in the RangeLAN2 architecture, costs related to both domestic and international product certifications, development of products based on Institute of Electrical and Electronics Engineers ("IEEE") 802.11 standard and development of 5 GHz high-speed wireless LAN technology. Research and development expenses increased as percentage of revenue in the first quarter of 1998 compared to the first quarter of 1997 primarily due to a decrease in revenue. To date, all of the Company's research and development costs have been expensed as incurred. The Company expects that research and development expenses will continue to increase substantially in absolute dollars but may vary over time as a percentage of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

           Selling, general and administrative expenses were flat in the first quarter of 1998 compared to the first quarter of 1997. Selling, general and administrative expenses increased as a percentage of revenue in the first quarter of 1998 compared to the first quarter of 1997 primarily due to a decrease in revenue. The Company expects that selling, general and administrative expenses will vary over time as a percentage of revenue.

INTEREST AND OTHER INCOME, NET

           Interest and other income, net increased in the first quarter of 1998 compared to the first quarter of 1997 primarily due to higher average cash balances.

INCOME TAXES

           The Company's estimated effective income tax rate was 30% and 35% for the first quarter of 1998 and 1997, respectively. The 1998 estimated effective income tax rate is less than the combined federal and state statutory rates based on the expected utilization of available net operating loss carryforwards and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

           In the first quarter of 1998, $969,000 of cash was used in operating activities primarily to fund an increase in accounts receivable and a decrease in other current liabilities and accounts payable, partially offset by net income for the period and cash provided by a decrease in inventory. In the first quarter of 1997, $1,219,000 of cash was provided by operating activities, primarily by net income and a decrease in inventory, partially offset by cash used to fund an increase in accounts receivable.

           In the first quarter of 1998 and 1997, the Company purchased $160,000 and $432,000, respectively, of property and equipment. Capital expenditures in the first quarter of 1998 were primarily for manufacturing and engineering test equipment. Capital expenditures in the first quarter of 1997 were primarily for manufacturing and engineering test equipment, leasehold improvements and office furniture related to the Company's facilities expansion.

           At March 31, 1998, the Company had working capital of $74,660,000, including $38,984,000 in cash and cash equivalents and $22,638,000 in marketable securities. The Company believes that its working capital and cash generated from operations, if any, will be sufficient to finance cash acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, the Company will consider raising additional financing. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

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

     Dependence on a Limited Number of OEM Customers. Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 62%, 62% and 60% of the Company's sales during the first quarter of 1998, 1997 and 1996, respectively, were to OEM customers. In addition, sales to one customer represented approximately 42% of the Company's revenue in the first quarter of 1998. Sales to three customers represented approximately 28%, 17% and 10% of the Company's revenue during 1997. The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue for the foreseeable future. The

Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future.

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

     Sole or Limited Sources of Supply. Certain parts and components used in the Company's products, including the Company's proprietary ASICs, monolithic microwave integrated circuits ("MMICs") and assembled circuit boards, are only available from single sources, and certain other parts and components are only available from a limited number of sources. The Company's reliance on these sole source or limited source suppliers involves certain risks and uncertainties, including the possibility of a shortage or discontinuation of certain key components and reduced control over delivery schedules, manufacturing capability, quality and costs. Any reduced availability of such parts or components when required could materially impair the Company's ability to manufacture and deliver its products on a timely basis and result in the cancellation of orders, which could have a material adverse effect on the Company's operating results. In addition, the purchase of certain key components involves long lead times and, in the event of unanticipated increases in demand for the Company's products, the Company has in the past been, and may in the future be, unable to manufacture certain products in a quantity sufficient to meet its customers' demand in any particular period. The Company has no guaranteed supply arrangements with its sole or limited source suppliers, does not maintain an extensive inventory of parts or components, and customarily purchases sole or limited source parts and components pursuant to purchase orders placed from time to time in the ordinary course of business. Business disruptions, production shortfalls or financial difficulties of a sole or limited source supplier could materially and adversely impact the Company by increasing product costs, or reducing or eliminating the availability of such parts or components. In such event, the inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products on a timely basis and could have a material adverse effect on its operating results.

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

     Proxim has several current competitors which offer 2.4 GHz products, including Lucent Technologies, Symbol Technologies and Telxon. In addition, certain other companies have announced their intention to offer competitive 2.4 GHz products and solutions. Certain of these competitors have developed or announced their intention to develop IEEE 802.11 standard-based products or other higher performance systems in the future. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, the Company could face future competition from companies that offer products which replace network adapters or offer alternative wireless communications solutions, or from large computer and network equipment companies. Moreover, the Company could also face competition from certain of its OEM customers which have, or could acquire, wireless engineering and product development capabilities. There can be no assurance that the Company will be able to compete successfully against these competitors or that competitive pressures faced by the Company will not adversely affect its business or operating results. For example, in March 1998, an industry consortium known as the Home Radio Frequency Working Group (HRFWG) was formed. The HRFWG expects to publish in 1998 an open specification for home wireless communications, called the Shared Wireless Access Protocol (SWAP). The HRFWG is led by core members Compaq Computer Corporation, Ericsson Enterprise Networks, Hewlett-Packard, IBM, Intel, Microsoft, Motorola, Philips Consumer Communications L.P., Proxim and Symbionics, and supported by Butterfly Communications, Harris Semiconductor, Intellon, National Semiconductor, Rockwell Semiconductor Systems and Samsung Electronics

America, Inc. There can be no assurance that the Company will introduce SWAP compliant products in a timely manner or that this open specification will have a meaningful commercial impact. Any delay in the commercial availability of the Company's SWAP compliant products could have a material adverse effect on the Company's results of operations, particularly if its competitors are able to develop and introduce competitive products which conform to this open specification more rapidly than the Company.

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

     International Sales. Revenue from shipments by the Company to customers outside the United States, principally to a limited number of international distributors and OEM customers, represented 13%, 26% and 31% of total revenue during the first quarter of 1998, 1997 and 1996, respectively. The Company expects that revenue from shipments to international customers will vary over time as a percentage of revenue. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, and potential political and economic instability. While international sales are typically denominated in U.S. dollars and the Company generally extends limited credit terms, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Additionally, payment cycles for international customers are usually longer than for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products to foreign customers. The Company's business and operating results could be materially and adversely affected if foreign markets do not continue to develop or the Company does not receive additional orders to supply its products for use by foreign customers. In the latter part of 1997, capital markets in Asia were highly volatile resulting in fluctuations in Asian currencies and other economic instabilities. These instabilities may continue or worsen, either of which could have a material adverse effect on the Company's results of operations. In this regard, in the third and fourth quarter of 1997 and first quarter of 1998, the Company experienced a significant decrease in orders from NTT-IT, one of the Company's major Japanese customers, resulting in a significant decrease in quarterly revenue and an operating loss in the third quarter of 1997.

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

     Uncertain Government Regulation. In the United States, the Company is subject to various Federal Communication Commission ("FCC") rules and regulations. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum. Proxim's spread spectrum wireless products are certified for unlicensed operation in the 902-928 MHz and 2.4-2.4835 GHz frequency bands. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems secondary status. In the event that there is interference between a primary user and a Part 15 user, a higher priority user can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of the Company's products experience excessive interference from primary users, market acceptance of the Company's products could be adversely affected, thereby materially and adversely affecting the Company's business and results of operations. The FCC, however, has established certain standards which create an irrebuttable presumption of noninterference for Part 15 users and the Company believes that its products comply with such requirements. There can be no assurance that the occurrence of regulatory changes, including changes in the allocation of available frequency spectrum or modification to the standards establishing an irrebuttable presumption for unlicensed Part 15 users, would not significantly impact the Company's operations by rendering current products obsolete, restricting the applications and markets served by the Company's products or increasing the opportunity for additional competition.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits:

           None.


B. Reports on Form 8-K:

           None.

SIGNATURE


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 13th day of May, 1998.



                         PROXIM, INC.


                         By: /s/ Keith E. Glover
                             ---------------------------------------------
                             Keith E. Glover,
                             Vice President of Finance and Administration
                             and Chief Financial Officer


Dated:  May 13, 1998

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------

27                              Financial Data Schedule