Form 10-Q
period 1998-06-30
PROXIM INC /DE/
filed 1998-08-13
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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
                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Title of Class                Outstanding as of June 30, 1998
             --------------                -------------------------------
Common Stock, par value $.001 per share              10,282,110

                                  PROXIM, INC.

                                      Index


PART 1 - FINANCIAL INFORMATION                                                   Page
                                                                                 ----

     Item 1.  Financial Statements:

         Balance Sheet at June 30, 1998 and December 31, 1997..................     3

         Statement of Operations for the Three Months and Six Months
           Ended June 30, 1998 and 1997........................................     4

         Statement of Cash Flows for the Six Months Ended
           June 30, 1998 and 1997 .............................................     5

         Notes to Financial Statements.........................................     6


     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ...................................     7

PART  II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders..............    18

     Item 5.  Other Information................................................    18

     Item 6.  Exhibits and Reports on Form 8-K.................................    19

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                  JUNE 30,     DECEMBER 31,
                                                                    1998          1997
                                                                 --------        --------


                                     ASSETS
Current assets:
   Cash and cash equivalents .............................       $ 35,008        $ 62,296
   Marketable securities .................................         28,165              --
   Accounts receivable, net ..............................          7,467           6,879
   Inventories ...........................................         11,302          12,309
   Deferred tax assets ...................................          1,625           1,625
   Other current assets ..................................            271             346
                                                                 --------        --------

      Total current assets ...............................         83,838          83,455
Property and equipment, net ..............................          3,443           3,786
Deferred tax assets ......................................          1,818           1,818
                                                                 --------        --------
                                                                 $ 89,099        $ 89,059
                                                                 ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................       $  1,611        $  1,354
   Other current liabilities .............................          6,278           9,030
                                                                 --------        --------

      Total current liabilities ..........................          7,889          10,384
                                                                 --------        --------

Stockholders' equity:
   Common Stock, $.001 par value,
      25,000 shares authorized; 10,282 and 10,194 shares
      issued and outstanding .............................             10              10
   Additional paid-in  capital ...........................         81,577          81,068
Accumulated  deficit .....................................           (377)         (2,403)
                                                                 --------        --------

      Total stockholders' equity .........................         81,210          78,675
                                                                 --------        --------

                                                                 $ 89,099        $ 89,059
                                                                 ========        ========

The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30,                    JUNE 30,
                                                     ---------------------       ---------------------
                                                        1998          1997          1998          1997
                                                     -------       -------       -------       -------
Revenue ........................................     $11,500       $13,100       $21,750       $25,593
Cost of revenue ................................       5,945         6,804        11,244        13,354
                                                     -------       -------       -------       -------

Gross profit ...................................       5,555         6,296        10,506        12,239
                                                     -------       -------       -------       -------

Operating expenses:
   Research and development ....................       1,976         1,527         3,787         3,006
   Selling, general and administrative .........       2,743         2,774         5,441         5,478
                                                     -------       -------       -------       -------

      Total operating expenses .................       4,719         4,301         9,228         8,484
                                                     -------       -------       -------       -------

Income from operations .........................         836         1,995         1,278         3,755
Interest and other income, net .................         820           740         1,615         1,459
                                                     -------       -------       -------       -------

Income before income taxes .....................       1,656         2,735         2,893         5,214
Provision for income taxes .....................         496           957           867         1,825
                                                     -------       -------       -------       -------

Net income .....................................     $ 1,160       $ 1,778       $ 2,026       $ 3,389
                                                     =======       =======       =======       =======

Basic net income per share .....................     $  0.11       $  0.18       $  0.20       $  0.34
                                                     =======       =======       =======       =======

Weighted average common shares .................      10,279        10,033        10,265         9,946
                                                     =======       =======       =======       =======

Diluted net income per share ...................     $  0.11       $  0.17       $  0.19       $  0.32
                                                     =======       =======       =======       =======

Weighted average common shares and equivalents..      11,000        10,672        10,944        10,559
                                                     =======       =======       =======       =======


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                            SIX MONTHS ENDED
                                                                                                                  JUNE 30,
                                                                                                     ------------------------------
                                                                                                       1998                  1997
                                                                                                     --------              --------
Cash flows from operating activities:
   Net income ..........................................................................             $  2,026              $  3,389
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .......................................................                  942                   800
   Changes in assets and liabilities:
      Accounts receivable, net .........................................................                 (588)               (1,865)
      Inventories ......................................................................                1,007                   142
      Other assets .....................................................................                   75                  (203)
      Accounts payable .................................................................                  257                   399
      Other current liabilities ........................................................               (2,752)                1,494
                                                                                                     --------              --------

        Net cash provided by operating activities ......................................                  967                 4,156
                                                                                                     --------              --------

Cash flows used in investing activities:
      Purchases of property and equipment ..............................................                 (510)                 (961)
      Available-for-sale securities, net ...............................................              (28,254)                   --
                                                                                                     --------              --------

        Net cash used in investing activities ..........................................              (28,764)                 (961)
                                                                                                     --------              --------

Cash flows provided by financing activities from issuance of Common Stock ..............                  509                 1,088
                                                                                                     --------              --------
Net increase (decrease) in cash and cash  equivalents ..................................              (27,288)                4,283
Cash and cash equivalents, beginning of  period ........................................               62,296                54,232
                                                                                                     --------              --------

Cash and cash equivalents, end of period ...............................................             $ 35,008              $ 58,515
                                                                                                     ========              ========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

         The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) which Proxim, Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the balance sheets. The interim financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, included in the 1997 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.


INVENTORIES (IN THOUSANDS)

                                                       JUNE 30,     DECEMBER 31,
                                                         1998          1997
                                                        -------       -------
                                                      (UNAUDITED)   (UNAUDITED)
   Raw materials ................................       $ 4,338       $ 6,032
   Work-in-process ..............................         6,488         5,831
   Finished goods ...............................           476           446
                                                        -------       -------
                                                        $11,302       $12,309
                                                        =======       =======

COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Such items were reported in stockholders' equity prior to the adoption of SFAS 130; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity.

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

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    JUNE 30,                  JUNE 30,
                                             --------------------      --------------------
                                               1998         1997        1998           1997
                                             -------      -------      -------        -----

Revenue ................................       100.0%       100.0%       100.0%       100.0%
Cost of revenue ........................        51.7%        51.9%        51.7%        52.2%
                                             -------      -------      -------        -----

Gross profit ...........................        48.3%        48.1%        48.3%        47.8%
                                             -------      -------      -------        -----

Operating expenses:
   Research and development ............        17.2%        11.7%        17.4%        11.8%
   Selling, general and administrative..        23.8%        21.1%        25.0%        21.4%
                                             -------      -------      -------        -----

      Total operating expenses .........        41.0%        32.8%        42.4%        33.2%
                                             -------      -------      -------        -----

Income from operations .................         7.3%        15.3%         5.9%        14.6%
Interest and other income, net .........         7.1%         5.6%         7.4%         5.7%
                                             -------      -------      -------        -----

Income before income taxes .............        14.4%        20.9%        13.3%        20.3%
Provision for income taxes .............         4.3%         7.3%         4.0%         7.1%
                                             -------      -------      -------        -----

Net income .............................        10.1%        13.6%         9.3%        13.2%
                                             =======      =======      =======        =====

RESULTS OF OPERATIONS

REVENUE

         Revenue decreased 12% in the second quarter of 1998 compared to the second quarter of 1997 and 15% in the first six months of 1998 compared to the first six months of 1997. The decrease in revenue was primarily attributable to a significant decrease in orders from NTT-IT, one of the Company's major customers, and lower revenue from 900 MHz products, partially offset by increased revenue from shipments to distributors and OEM customers that sell RangeLAN2-based 2.4 GHz product lines in North America and Europe.

GROSS PROFIT

         Gross profit as a percentage of revenue was 48.3% and 48.1% in the second quarter of 1998 and 1997, respectively, and 48.3% and 47.8% in the first six months of 1998 and 1997, respectively. Gross profit as a percentage of revenue increased in the interim periods of 1998 due to engineering cost reductions on 2.4 GHz products, partially offset by declining average selling prices on 2.4 GHz products and a decrease in revenue from higher gross margin 900 MHz products. Gross profit as a percentage of revenue may fluctuate in future periods depending primarily on the mix of revenue between 900 MHz products, and existing 2.4 GHz products and recently announced 2.4 GHz products.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased in the interim periods of 1998 compared to the interim periods of 1997 primarily due to the increased number of engineering employees, continued investment in integrating the Company's technology into application specific integrated circuits ("ASICs"), development of wireless protocols and network software drivers, costs related to performance enhancements, cost reductions in the RangeLAN2 architecture, costs related to both domestic and international product certifications, development of products based on Institute of Electrical and Electronics Engineers ("IEEE")
802.11 standard and development of 5 GHz high-speed wireless LAN technology. Research and development expenses increased as percentage of revenue in the interim periods of 1998 compared to the interim periods of 1997 primarily due to a decrease in revenue. To date, all of the Company's research and development costs have been expensed as incurred. The Company expects that research and development expenses will continue to increase substantially in absolute dollars but may vary over time as a percentage of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses were flat in the interim periods of 1998 compared to the interim periods of 1997. Selling, general and administrative expenses increased as a percentage of revenue in the interim periods of 1998 compared to the interim periods of 1997 primarily due to a decrease in revenue. The Company expects that selling, general and administrative expenses will vary over time as a percentage of revenue.

INTEREST AND OTHER INCOME, NET

          Interest and other income, net increased in the interim periods of 1998 compared to the interim periods of 1997 primarily due to higher average cash balances.

INCOME TAXES

         The Company's estimated effective income tax rate was 30% and 35% for the interim periods of 1998 and 1997, respectively. The 1998 estimated effective income tax rate is less than the combined federal and state statutory rates based primarily on tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         In the first six months of 1998, $967,000 of cash and cash equivalents were provided by operating activities, primarily by net income and a decrease in inventory, partially offset by cash used to fund an increase in accounts receivable and a decrease in other current liabilities. In the first six months of 1997, $4,156,000 of cash and cash equivalents were provided by operating activities, primarily by net income and a increase in accounts payable and accrued liabilities, partially offset by cash used to fund an increase in accounts receivable.

         In the first six months of 1998 and 1997, the Company purchased $510,000 and $961,000, respectively, of property and equipment. Capital expenditures in the first six months of 1998 were primarily for manufacturing and engineering test equipment. Capital expenditures in the first six months of 1997 were primarily for manufacturing and engineering test equipment, leasehold improvements and office furniture related to the Company's facilities expansion.

         At June 30, 1998, the Company had working capital of $75,948,000, including $35,008,000 in cash and cash equivalents and $28,165,000 in marketable securities. The Company believes that its working capital and cash generated from operations, if any, will be sufficient to finance cash acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, the Company will consider raising additional financing. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

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

    Dependence on a Limited Number of OEM Customers. Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 62%, 62% and 60% of the Company's revenue during the first six months of 1998, 1997 and 1996, respectively, were to OEM customers. In addition, sales to one customer represented approximately 40% of the Company's revenue in the first six months of 1998. Sales to three customers represented approximately 28%, 17% and 10% of the Company's revenue during 1997. The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future.

    Sales of many of the Company's wireless networking products depend in significant part upon the decision of a prospective OEM customer to develop and market wireless solutions which incorporate the Company's wireless technology. OEM customers' orders are affected by a variety of factors such as new product introductions, regulatory approvals, end user demand for OEM customers' products, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. Sales of wireless LAN products generally involve significant commitments of capital and other resources by the Company and its customers, with the attendant delays associated with procedures to approve such commitments. In this regard, in the fourth quarter of 1997, the Company took a one-time charge of $2,400,000 to selling, general and administrative expense related to two investments: one in a startup wireless services company utilizing wireless LAN technology and the other in a developer of mobile thin-client computing technology. Due to the nature of these entities and their operations, there can be no assurance that these investments will be realizable or will result in marketable and/or successful products. For these and other reasons, the design-in cycle associated with the purchase of the Company's wireless products by OEM customers is quite lengthy, generally ranging from six months to two years, and is subject to a number of significant risks, including customers' budgeting constraints and internal acceptance reviews, that are beyond the Company's control. Because of the lengthy sales cycle, the Company typically plans its production and inventory levels based on internal forecasts of OEM customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company's agreements with OEM customers typically do not require minimum purchase quantities and a significant reduction, delay or cancellation of orders from any of these customers could have a material adverse effect on the Company's results of operations. If revenue forecasted from a specific customer for a particular quarter is not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected. The loss of one or more of, or a significant reduction in orders from, the Company's major OEM customers could have a material adverse effect on the Company's results of operations. For example, in the third quarter of 1997, the Company experienced a significant decrease in orders from two of the Company's major customers resulting in a decrease in revenue, an operating loss and higher inventory levels. In addition, there can be no assurance that the Company will become a qualified supplier for new OEM customers or that the Company will remain a qualified supplier for existing OEM customers.

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

    The Company intends to increase its manufacturing capacity during the next six months and intends to seek additional space near its present facility in Mountain View, California. There can be no assurance that the Company will be able to locate sufficient space near its present facility at commercially reasonable rates. Furthermore, this expansion and relocation could cause disruption of operations and unexpected costs which could have a material adverse effect on the Company's business and operating results.

    Rapid Technological Change; Ongoing New Product Development Requirements; Evolving Industry Standards. The wireless communications industry is characterized by very rapid technological change, short product life cycles and evolving industry standards. To remain competitive, the Company must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness. The Company's research and development efforts are focused on implementing enhancements to existing products, investigating new technologies and developing new products. Since 1994 the Company's research and development efforts have been concentrated on enhancing features and performance and reducing the cost of the RangeLAN2-based products. These efforts include developing and integrating the Company's technology into ASICs/MMICs, development of wireless protocols and network software drivers, performance enhancements and cost reductions to wireless adapter and access point products and efforts related to both domestic and international product certification. In 1997 and the first six months of 1998 the Company substantially increased its research and development efforts in developing IEEE 802.11 standard based products and 5 GHz high-speed wireless LAN technology.

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

    The Company expects to substantially increase its research and development expenses to develop new technologies related to 5 GHz high-speed wireless LAN products. In this regard, in the fourth quarter of 1997, the Company took a one-time pre-tax charge of $2,500,000 to research and development expense for the purchase of in-process technology related to developing 5 GHz high-speed wireless LAN products. Given the emerging nature of the wireless LAN market, there can be no assurance that this investment will result in marketable and/or successful products. Additionally, there can be no assurance that the RangeLAN2 products and technology, or the Company's other products or technology, will not be rendered obsolete by alternative technologies.

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

    Proxim has several current competitors which offer 2.4 GHz products, including Lucent Technologies, Symbol Technologies and Telxon. In addition, certain other companies have announced their intention to offer competitive 2.4 GHz products and solutions. Certain of these competitors have developed or announced their intention to develop IEEE 802.11 standard-based products or other higher performance systems in the future. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, the Company could face future competition from companies that offer products which replace network adapters or offer alternative wireless communications solutions, or from large computer and network equipment companies. Moreover, the Company could also face competition from certain of its OEM customers which have, or could acquire, wireless engineering and product development capabilities. There can be no assurance that the Company will be able to compete successfully against these competitors or that competitive pressures faced by the Company will not adversely affect its business or operating results. For example, in March 1998, an industry consortium known as the Home Radio Frequency Working Group (HRFWG) was formed. The HRFWG expects to publish in 1998 an open specification for home wireless communications, called the Shared Wireless Access Protocol (SWAP). The HRFWG is led by core members Compaq Computer Corporation, Ericsson Enterprise Networks, Hewlett-Packard, IBM, Intel, Microsoft, Motorola, Philips Consumer Communications L.P., Proxim and Symbionics, and supported by Butterfly Communications, Harris Semiconductor, Intellon, National Semiconductor, Rockwell Semiconductor Systems and Samsung Electronics America, Inc., among others. There can be no assurance that the Company will introduce SWAP compliant products in a timely manner or that this open specification will have a meaningful commercial impact. Any delay in the commercial availability of the Company's SWAP compliant products could have a material adverse effect on the Company's results of operations, particularly if its competitors are able to develop and introduce competitive products which conform to this open specification more rapidly than the Company. Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers, most of which are OEM customers. The Company's future growth depends, in part, on its ability to successfully penetrate and expand its revenues in new markets, including the retail industry, as well as increased revenue from a limited number of OEM customers. There can be no assurance that penetration and expansion into new and existing markets can be profitably achieved.

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

    International Sales. Revenue from shipments by the Company to customers outside the United States, principally to a limited number of international distributors and OEM customers, represented 16%, 26% and 31% of total revenue during the first six months of 1998, 1997 and 1996, respectively. The Company expects that revenue from shipments to international customers will vary over time as a percentage of revenue. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, and potential political and economic instability. While international sales are typically denominated in U.S. dollars and the Company generally extends limited credit terms, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Additionally, payment cycles for international customers are usually longer than for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products to foreign customers. The Company's business and operating results could be materially and adversely affected if foreign markets do not continue to develop or the Company does not receive additional orders to supply its products for use by foreign customers. In the latter part of 1997, capital markets in Asia were highly volatile resulting in fluctuations in Asian currencies and other economic instabilities. These instabilities may continue or worsen, either of which could have a material adverse effect on the

Company's results of operations. In this regard, in the third and fourth quarter of 1997 and first six months of 1998, the Company experienced a significant decrease in orders from NTT-IT, one of the Company's major Japanese customers, resulting in a significant decrease in quarterly revenue and an operating loss in the third quarter of 1997.

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

    Dependence on Key Employees. The Company is highly dependent on the technical and management skills of its key employees, in particular David C. King, Chairman, President and Chief Executive Officer, and Juan Grau, Vice President of Engineering. Although the Company has entered change of control severance agreements with each of Mr. King and Mr. Grau, the Company does not have employment agreements with, or life insurance on the life of, either person. The loss of the services of any key employee could adversely affect the Company's business and operating results. The Company's success also depends in large part on a limited number of key technical, marketing and sales employees and on the Company's ability to continue to attract, assimilate and retain additional highly talented personnel. Competition for qualified personnel in the wireless data communications and networking industries is intense. There can be no assurance that the Company will be successful in retaining its key employees or that it can attract, assimilate or retain the additional skilled personnel as required.

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

    The Year 2000 issues affect the Company's internal operations. The Company is working with outside contractors to develop and install a new corporate-wide information system. The new system was identified as a strategic business initiative independent of Year 2000 considerations. While the new information system will permit ongoing improvements as business needs are identified, the basic operational systems are not expected to be substantially completed until early 1999 at a total estimated expenditure of approximately $2 million.

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

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 1998, the Annual Meeting of Stockholders of Proxim, Inc. (the "Company") was held at 10:00 am, local time, at the Sunnyvale Hilton Inn, 1250 Lakeside Drive, Sunnyvale, California.

An election of directors was held with the following individuals being elected to the Board of Directors of Proxim, Inc.:

                  Raymond Chin
                  Leslie G. Denend
                  David C. King
                  Gregory L. Reyes
                  Jeffrey D. Saper

Other maters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

1. To approve an amendment to the Company's 1995 Long-Term Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 500,000 shares. The number of affirmative votes for this proposal was 2,871,903, the number of negative votes was 1,782,456 and the number of abstained votes was 49,345.

2. To approve an amendment to the Company's 1993 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 200,000 shares. The number of affirmative votes for this proposal was 4,444,715, the number of negative votes was 213,249 and the number of abstained votes was 45,740.

3. To ratify the appointment of Price Waterhouse LLP as independent accountants of the Company for the fiscal year ending December 31, 1998. The number of affirmative votes for this proposal was 8,690,737, the number of negative votes was 8,600 and the number of abstained votes was 19,937.


ITEM 5.  OTHER INFORMATION

    Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, the proxies of management would be allowed to use their discretionary voting authority with respect to any non Rule 14a-8 stockholder proposal raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement, unless the stockholder has notified the Company of such proposal at least 45 days prior to the month and day on which the Company mailed its prior year's proxy statement. Since the Company mailed its proxy statement for the 1998 annual meeting of stockholders on April 22, 1998, the deadline for receipt of any such stockholder proposal for the 1999 annual meeting of stockholders is March 8, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits:


        EXHIBIT #        DESCRIPTION OF DOCUMENT
        ---------        -----------------------

        10.10 Change of Control Severance Agreement entered into June 18, 1998 between Registrant and David C. King.

        10.11 Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Brian Button.

        10.12 Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Keith E. Glover.

        10.13 Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Juan Grau.

        27.1    Financial Data Schedule


B. Reports on Form 8-K:

         None.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 13th day of August, 1998.



                           PROXIM, INC.


                           By:  /s/ Keith E. Glover
                                --------------------------------------------
                                Keith E. Glover,
                                Vice President of Finance and Administration
                                  and Chief Financial Officer


Dated:  August 13, 1998


                                 EXHIBIT INDEX

    EXHIBIT #        DESCRIPTION OF DOCUMENT
    ---------        -----------------------
    10.10   Change of Control Severance Agreement entered into June 18, 1998 between Registrant and David C. King.

    10.11 Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Brian Button.

    10.12 Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Keith E. Glover.

    10.13 Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Juan Grau.

    27.1    Financial Data Schedule