Form 10-Q
period 1998-09-30
PROXIM INC /DE/
filed 1998-11-13
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Title of Class                   Outstanding as of September 30, 1998
          --------------                   ------------------------------------
Common Stock, par value $.001 per share                  10,326,396

                                  PROXIM, INC.

                                      Index


PART 1 - FINANCIAL INFORMATION                                              Page

    Item 1.  Financial Statements:

         Balance Sheet at September 30, 1998 and December 31, 1997.............3

         Statement of Operations for the Three Months and Nine Months
            Ended September 30, 1998 and 1997..................................4

         Statement of Cash Flows for the Nine Months Ended
            September 30, 1998 and 1997........................................5

         Notes to Financial Statements.........................................6


    Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operation.....................................7


PART  II - OTHER INFORMATION

    Item 6.  Reports on Form 8-K..............................................18

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                       1998            1997
                                                                    --------          --------

                                     ASSETS
 Current assets:
         Cash and cash equivalents .......................          $ 35,622          $ 62,296
         Marketable securities ...........................            28,358                --
         Accounts receivable, net ........................             7,622             6,879
         Inventories .....................................            11,843            12,309
         Deferred tax assets .............................             1,625             1,625
         Other current assets ............................               361               346
                                                                    --------          --------
                  Total current assets ...................            85,431            83,455
Property and equipment, net ..............................             3,409             3,786
Deferred tax assets ......................................             1,818             1,818
                                                                    --------          --------
                                                                    $ 90,658          $ 89,059
                                                                    ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable.................................          $  1,768          $  1,354
         Other current liabilities .......................             5,666             9,030
                                                                    --------          --------
                  Total current liabilities ..............             7,434            10,384
                                                                    --------          --------

Stockholders' equity:
         Common Stock, $.001 par value, 25,000 shares
           authorized; 10,326 and 10,194 shares issued
           and outstanding ...............................                10                10
         Additional paid-in capital ......................            81,926            81,068
         Retained earnings (accumulated deficit) .........             1,288            (2,403)
                                                                    --------          --------
                  Total stockholders' equity .............            83,224            78,675
                                                                    --------          --------
                                                                    $ 90,658          $ 89,059
                                                                    ========          ========



   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                            STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                                        --------------------------           --------------------------
                                                          1998              1997               1998              1997
                                                        --------          --------           --------          --------
Revenue ......................................          $ 13,302          $  8,101           $ 35,052          $ 33,694
Cost of revenue ..............................             6,892             4,204             18,136            17,558
                                                        --------          --------           --------          --------
Gross profit .................................             6,410             3,897             16,916            16,136
                                                        --------          --------           --------          --------
Operating expenses:
   Research and development ..................             1,916             1,606              5,703             4,611
   Selling, general and administrative .......             2,989             2,861              8,430             8,340
                                                        --------          --------           --------          --------
                  Total operating expenses ...             4,905             4,467             14,133            12,951
                                                        --------          --------           --------          --------
Income (loss)  from operations ...............             1,505              (570)             2,783             3,185
Interest and other income, net ...............               873               797              2,488             2,256
                                                        --------          --------           --------          --------
Income before income taxes ...................             2,378               227              5,271             5,441
Provision for income taxes ...................               713                79              1,580             1,904
                                                        --------          --------           --------          --------
Net income ...................................          $  1,665          $    148           $  3,691          $  3,537
                                                        ========          ========           ========          ========
Basic net income per share ...................          $   0.16          $   0.01           $   0.36          $   0.35
                                                        ========          ========           ========          ========
Weighted average common shares ...............            10,311            10,123             10,285            10,005
                                                        ========          ========           ========          ========
Diluted net income per share .................          $   0.15          $   0.01           $   0.34          $   0.34
                                                        ========          ========           ========          ========
Weighted average common shares and equivalents            11,152            10,641             11,016            10,549
                                                        ========          ========           ========          ========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    ---------------------------
                                                                                      1998               1997
                                                                                    --------           --------
Cash flows from operating activities:
     Net income ..........................................................          $  3,691           $  3,537
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .......................................             1,442              1,218
     Changes in assets and liabilities:
         Accounts receivable, net ........................................              (743)             1,213
         Inventories .....................................................               466             (1,540)
         Other assets ....................................................               (15)              (477)
         Accounts payable ................................................               414               (355)
         Other current liabilities .......................................            (3,364)             1,107
                                                                                    --------           --------
              Net cash provided by operating activities ..................             1,891              4,703
                                                                                    --------           --------
Cash flows used in investing activities:
     Purchases of property and equipment .................................              (897)            (1,210)
     Available-for-sale securities, net ..................................           (28,526)                --
                                                                                    --------           --------
              Net cash used in investing activities ......................           (29,423)            (1,210)
                                                                                    --------           --------
Cash flows provided by financing activities from issuance of
   Common Stock ..........................................................               858              1,641
                                                                                    --------           --------
Net increase (decrease) in cash and cash equivalents .....................           (26,674)             5,134
Cash and cash equivalents, beginning of period ...........................            62,296             54,232
                                                                                    --------           --------
Cash and cash equivalents, end of period .................................          $ 35,622           $ 59,366
                                                                                    ========           ========




   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

            The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) which Proxim, Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the balance sheets. The interim financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, included in the 1997 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1998.


INVENTORIES (IN THOUSANDS)

                           SEPTEMBER 30,    DECEMBER 31,
                                1998            1997
                            ----------      ----------
                            (UNAUDITED)     (UNAUDITED)

Raw materials ............    $ 5,240          $ 6,032
Work-in-process ..........      5,957            5,831
Finished goods ...........        646              446
                              -------          -------
                              $11,843          $12,309
                              =======          =======


COMPREHENSIVE INCOME

            As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Such items were reported in stockholders' equity prior to the adoption of SFAS 130; however, the adoption of SFAS 130 had no material impact on the Company's net income or stockholders' equity.

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

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                        -----------------------      -----------------------
                                                         1998             1997        1998             1997
                                                        ------           ------      ------           ------
Revenue ......................................           100.0%           100.0%      100.0%           100.0%
Cost of revenue ..............................            51.8%            51.9%       51.8%            52.1%
                                                        ------           ------      ------           ------
Gross profit .................................            48.2%            48.1%       48.3%            47.9%
                                                        ------           ------      ------           ------
 Operating expenses:

         Research and development ............            14.4%            19.8%       16.3%            13.7%
         Selling, general and administrative..            22.5%            35.3%       24.1%            24.7%
                                                        ------           ------      ------           ------
                   Total operating expenses..             36.9%            55.1%       40.4%            38.4%
                                                        ------           ------      ------           ------
Income from operations .......................            11.3%            (7.0%)       7.9%             9.5%
Interest and other income, net ...............             6.6%             9.8%        7.1%             6.7%
                                                        ------           ------      ------           ------
Income (loss) before income taxes ............            17.9%             2.8%       15.0%            16.2%
Provision for income taxes ...................             5.4%             1.0%        4.5%             5.7%
                                                        ------           ------      ------           ------
Net income ...................................            12.5%             1.8%       10.5%            10.5%
                                                        ======           ======      ======           ======

RESULTS OF OPERATIONS

REVENUE

         Revenue increased 64% in the third quarter of 1998 compared to the third quarter of 1997 and 4% in the first nine months of 1998 compared to the first nine months of 1997. The increase in revenue in the third quarter of 1998 compared to the third quarter of 1997 was primarily attributable to shipments to distributors and OEM customers that sell RangeLAN2-based 2.4 GHz product lines in North America, Europe and Japan. The increase in revenue in the first nine months of 1998 compared to the first nine months of 1997 was primarily attributable to shipments to distributors and OEM customers that sell RangeLAN2-based 2.4 GHz product lines in North America and Europe, partially offset by a significant decrease in orders from NTT-IT, and to a lessor extent, lower revenue from 900 MHz products.

GROSS PROFIT

         Gross profit as a percentage of revenue was 48.2% and 48.1% in the third quarters of 1998 and 1997, respectively, and 48.3% and 47.9% in the first nine months of 1998 and 1997, respectively. Gross profit as a percentage of revenue increased in the interim periods of 1998 due to engineering cost reductions on 2.4 GHz products, partially offset by declining average selling prices on 2.4 GHz products and a decrease in revenue from higher gross margin 900 MHz products. Gross profit as a percentage of revenue may fluctuate in future periods depending primarily on the mix of revenue between existing 2.4 GHz products and 900 MHz products, and recently announced 2.4 GHz products.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased in absolute dollars during the interim periods of 1998 compared to the interim periods of 1997 primarily due to the increased number of engineering employees, continued investment in integrating the Company's technology into application specific integrated circuits ("ASICs"), development of wireless protocols and network software drivers, costs related to product performance enhancements, development of cost-reduced 2.4 GHz products, costs related to both domestic and international product certifications, development of products based on Institute of Electrical and Electronics Engineers ("IEEE") 802.11 standard and development of 5 GHz high-speed wireless LAN technology. Research and development expenses decreased as percentage of revenue in the third quarter of 1998 compared to the third quarter of 1997 primarily due to the increase in revenue. To date, all of the Company's research and development costs have been expensed as incurred. The Company expects that research and development expenses will continue to increase substantially in absolute dollars but may vary over time as a percentage of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased in absolute dollars during the interim periods of 1998 compared to the interim periods of 1997 primarily due to the hiring of additional marketing and sales personnel, as well as increased trade show and promotional expenses. Selling, general and administrative expenses decreased as a percentage of revenue in the interim periods of 1998 compared to the interim periods of 1997 primarily due to a increase in revenue. The Company expects that selling, general and administrative expenses will vary over time as a percentage of revenue.

INTEREST AND OTHER INCOME, NET

         Interest and other income, net increased in the interim periods of 1998 compared to the interim periods of 1997 primarily due to higher yields on cash balances.

INCOME TAXES

         The Company's estimated effective income tax rate was 30% and 35% for the interim periods of 1998 and 1997, respectively. The 1998 estimated effective income tax rate is less than the combined federal and state statutory rates based primarily on tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         In the first nine months of 1998, $1,891,000 of cash and cash equivalents were provided by operating activities, primarily by net income, a decrease in inventory and an increase in accounts payable, partially offset by cash used to fund an increase in accounts receivable and a decrease in other current liabilities. In the first nine months of 1997, $4,703,000 of cash and cash equivalents was provided by operating activities, primarily by net income, a decrease in accounts receivable and an increase in accrued liabilities, partially offset by an increase in inventory.

         In the first nine months of 1998 and 1997, the Company purchased $897,000 and $1,210,000, respectively, of property and equipment. Capital expenditures in the first nine months of 1998 were primarily for manufacturing and engineering test equipment and marketing trade show equipment. Capital expenditures in the first nine months of 1997 were primarily for manufacturing and engineering test equipment, leasehold improvements and office furniture related to the Company's facilities expansion.

         At September 30, 1998, the Company had working capital of $77,997,000, including $35,622,000 in cash and cash equivalents and $28,358,000 in marketable securities. The Company believes that its working capital and cash generated from operations, if any, will be sufficient to finance cash acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, the Company will consider raising additional financing. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         In addition to the other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

    Potential Fluctuations in Future Operating Results. The Company has experienced, and may in the future continue to experience, significant annual and quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, some of which are outside the Company's control. These factors include fluctuating market demand for, and declines in the average selling prices of, the Company's products, the timing of and delays or cancellations of significant orders from major customers, loss of one or more of the Company's major customers, the cost, availability and quality of components from the Company's suppliers, the cost, availability, and quality of assemblies from subcontract manufacturers, the lengthy sales and design-in cycles for OEM products, delays in the introduction of the Company's new products, competitive product introductions, market adoption of new technologies, market adoption of standards-based products (such as those compliant with the recently approved IEEE 802.11 standard), the mix of products sold, the effectiveness of the Company's distribution channels, the failure to anticipate changing customer product requirements, seasonality in demand, manufacturing capacity and efficiency, changes in the regulatory environment, product health and safety concerns, Year 2000 issues and general economic conditions. Historically, the Company has not operated with a significant order backlog and a substantial portion of the Company's revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, the Company's revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, the Company's operating results could be materially adversely affected. In this regard, in the third quarter of 1997, the Company experienced a decrease in revenue and an operating loss as a result of a significant decrease in orders from two of the Company's major customers. There can be no assurance that the Company will not experience future quarter to quarter decreases in revenue or quarterly operating losses. In addition, due to the timing of orders from OEM customers, the Company has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products have caused, and may in the future cause, operating results to vary significantly from quarter to quarter. It is possible that due to such fluctuations or other factors, the Company's future operating results could be below the expectations of securities analysts and investors. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely be materially adversely affected. For example, in the third quarter of 1997 the Company announced that revenue and operating results were expected to be significantly below expectations of securities analysts and investors, resulting in a decrease in the market price of the Company's Common Stock.

    Dependence on a Limited Number of OEM Customers. Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 62%, 62% and 60% of the Company's revenue during the first nine months of 1998, and calendar year 1997 and 1996, respectively, were to OEM customers. In addition, sales to one customer represented approximately 40% of the Company's revenue in the first nine months of 1998. Sales to three customers represented approximately 28%, 17% and 10% of the Company's revenue during 1997. The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future.

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

    The Company has in the past experienced higher than expected demand for its products. This resulted in delays in the delivery of certain products due to temporary shortages of certain components, particularly components with long lead times, and insufficient manufacturing capacity. Although the Company has taken certain steps to minimize such delays in the future by increasing its manufacturing capacity and stocking certain critical and long lead time components, due to the complex nature of the Company's products and manufacturing processes, the worldwide demand for certain wireless technology components and other factors, there can be no assurance that delays in the delivery of products will not occur in the future.

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

    Rapid Technological Change; Ongoing New Product Development Requirements; Evolving Industry Standards. The wireless communications industry is characterized by very rapid technological change, short product life cycles and evolving industry standards. To remain competitive, the Company must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness. The Company's research and development efforts are focused on implementing enhancements to existing products, investigating new technologies and developing new products. Since 1994 the Company's research and development efforts have been concentrated on enhancing features and performance and reducing the cost of the RangeLAN2-based products. These efforts include developing and integrating the Company's technology into ASICs/MMICs, development of wireless protocols and network software drivers, performance enhancements and cost reductions to wireless adapter and access point products and efforts related to both domestic and international product certification. In 1997 and the first nine months of 1998 the Company substantially increased its research and development efforts in developing IEEE 802.11 standard based products and 5 GHz high-speed wireless LAN technology.

    The Company's success is also dependent on its ability to develop new products for existing and emerging wireless communications markets, to introduce such products in a timely manner and to have them designed into new products developed by OEM customers. The development of new wireless networking products is highly complex, and wireless LAN companies, including Proxim, from time to time have experienced delays in developing and introducing new products. Due to the intensely competitive nature of the Company's business, any delay in the commercial availability of new products could have a material adverse effect on the Company's operating results. If the Company is unable to develop or obtain access to advanced wireless networking technologies as they become available, or is unable to design, develop and introduce competitive new products on a timely basis, or is unable to hire or retain qualified engineers to develop such technologies and products, its future operating results would be materially and adversely affected. In particular, the Company has expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standard that received final approval in June 1997. There can be no assurance that the Company's IEEE 802.11 compliant products or the IEEE 802.11 standard will have a meaningful commercial impact. Any delay in the broad commercial availability of the Company's IEEE 802.11 compliant products could have a material adverse effect on the Company's results of operations, particularly if its competitors are able to develop and introduce competitive products which conform to this standard more rapidly than the Company.

    The Company has substantially increased its research and development expenses to develop new technologies related to 5 GHz high-speed wireless LAN products. In this regard, in the fourth quarter of 1997, the Company took a one-time pre-tax charge of $2,500,000 to research and development expense for the purchase of in-process technology related to developing 5 GHz high-speed wireless LAN products. Given the emerging nature of the wireless LAN market, there can be no assurance that this investment will result in marketable and/or successful products. Additionally, there can be no assurance that the RangeLAN2 products and technology, or the Company's other products or technology, will not be rendered obsolete by alternative technologies.

    Competition. The wireless local area networking market is intensely competitive. The principal competitive factors in this market include effective RF coverage area, data throughput, wireless networking protocol sophistication, network scalability, roaming capability, power consumption, product miniaturization, product reliability, product time to market, product certifications, price, effective distribution channels, ability to support new industry standards and company reputation. Although the Company believes that it currently competes favorably on the basis of these factors, the Company could be at a disadvantage to companies that have greater resources, broader distribution channels and offer more diversified product lines.

    Proxim has several current competitors which offer 2.4 GHz products, including Lucent Technologies, Symbol Technologies and Telxon. In addition, certain other companies offer, or have announced their intention to offer competitive 2.4 GHz products and solutions. Certain of these competitors have developed or announced their intention to develop IEEE 802.11 standard-based products or other higher performance systems in the future. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, the Company could face future competition from companies that offer products which replace network adapters or offer alternative wireless communications solutions, or from large computer and network equipment companies. Moreover, the Company could also face competition from certain of its OEM customers which have, or could acquire, wireless engineering and product development capabilities. There can be no assurance that the Company will be able to compete successfully against these competitors or that competitive pressures faced by the Company will not adversely affect its business or operating results. For example, in March 1998, an industry consortium known as the Home Radio Frequency Working Group (HRFWG) was formed. The HRFWG expects to publish by the end of 1998 an open specification for home wireless communications, called the Shared Wireless Access Protocol (SWAP). The HRFWG is led by core members Compaq Computer Corporation, Ericsson Enterprise Networks, Hewlett-Packard, IBM, Intel, Microsoft, Motorola, Philips Consumer Communications L.P., Proxim and Symbionics, and supported by numerous other companies. There can be no assurance that the Company will introduce SWAP compliant products in a timely manner or that this open specification will have a meaningful commercial impact. Any delay in the commercial availability of the Company's SWAP compliant products could have a material adverse effect on the Company's results of operations, particularly if its competitors are able to develop and introduce competitive products which conform to this open specification more rapidly than the Company. Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers, most of which are OEM customers. The Company's future growth depends, in part, on its ability to successfully penetrate and expand its revenues in new markets, including consumer products, as well as increased revenue from a limited number of OEM customers. There can be no assurance that penetration and expansion into new and existing markets can be profitably achieved.

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

    International Sales. Revenue from shipments by the Company to customers outside the United States, principally to a limited number of international distributors and OEM customers, represented 16%, 26% and 31% of total revenue during the first nine months of 1998, and calendar year 1997 and 1996, respectively. The Company expects that revenue from shipments to international customers will vary over time as a percentage of revenue. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, and potential political and economic instability. While international sales are typically denominated in U.S. dollars and the Company generally extends limited credit terms, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, or geographical region, leading to a reduction in sales or profitability in that country or geographic region. Additionally, payment cycles for international customers are usually longer than for customers in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products to foreign customers. The Company's business and operating results could be materially and adversely affected if foreign markets do not continue to develop or the Company does not receive additional orders to supply its products for use by foreign customers. In the latter part of 1997 and throughout 1998, capital markets in Asia were highly volatile resulting in fluctuations in Asian currencies and other economic instabilities. These instabilities may continue or worsen, either of which could have a material adverse effect on the Company's results of operations. In this regard, in the third and fourth quarter of 1997 and first six months of 1998, the Company experienced a significant decrease in orders from NTT-IT, one of the Company's major Japanese customers, resulting in a significant decrease in quarterly revenue and an operating loss in the third quarter of 1997.

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

    The Year 2000 issues affect the Company's internal operations. The Company is working with outside contractors to develop and install a new corporate-wide information system. The new system was identified as a strategic business initiative independent of Year 2000 considerations. While the new information system will permit ongoing improvements as business needs are identified, the basic operational systems are not expected to be substantially completed until mid 1999 at a total estimated expenditure of approximately $2 million.

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

    The impact of Year 2000 issues on the Company will also be affected by the Year 2000 readiness of its customers as well as of its suppliers of raw materials, components and software, outside contract manufacturers, and its providers of facilities, equipment and services and any failure on their part to achieve readiness in their own operations or with respect to the items they supply or otherwise provide to the Company. While the Company is beginning to make inquiries of other parties (principally of its suppliers and other providers), there can be no assurance that the Year 2000 issues confronting such other parties and any failure on their part to timely address them will not have a material adverse effect on the Company.

ITEM 6.  REPORTS ON FORM 8-K

A.  Reports on Form 8-K:

         None.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 13th day of November, 1998.



                             PROXIM, INC.


                             By: /s/ Keith E. Glover
                                 ------------------------------------------
                                 Keith E. Glover,
                                 Vice President of Finance and Administration
                                   and Chief Financial Officer


Dated: November 13, 1998

                               INDEX TO EXHIBITS

Exhibit
Number                             Description
------                             -----------
  27                               Financial Data Schedule