Form 10-K405
period 1998-12-31
PROXIM INC /DE/
filed 1999-03-31
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sale price of the Common Stock on the NASDAQ National Market System on March 4, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $228,703,901. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 10,669,207 at March 4, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Annual Report.

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

     Proxim designs, manufactures and markets high performance wireless local area networking ("LAN") products based on radio frequency ("RF") technology. Proxim's highly integrated wireless client adapters and network infrastructure systems seamlessly extend existing enterprise LANs to enable mobility-driven applications in a wide variety of in-building and campus area environments. Introduced in 1994, Proxim's RangeLAN2(TM) 2.4 GHz wireless LAN technology has been adopted by a number of major mobile computer system and handheld data terminal manufacturers, as well as many leading wireless solution providers, for real-time data collection applications in manufacturing, warehousing, transportation and retailing and for point-of-service network applications in healthcare, hospitality, education and financial services.

     In 1998, the Company introduced the Symphony(TM) product family designed to address the requirements for networking personal computers ("PCs") in home and small office environments. Symphony products provide cordless peer-to-peer networking of PCs, enabling simultaneous Internet access for multiple PCs, and resource sharing among network users for devices such as printers and other peripheral equipment. In addition, notebook PC users are free to be anywhere in or around the home while being connected to the Internet, other PCs and peripherals. Symphony products also address many of the PC networking requirements for small office environments. Proxim has begun to sell Symphony branded products through a variety of consumer distribution channels, including computer retailers and catalogs, as well as on-line retail sites over the Internet, including Proxim's e-commerce Web site.

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

     Wireless technology can also address the growing requirement for networking PCs in home and small office environments. The widespread adoption of personal computers, fueled in particular by the advent of sub-$1,000 PCs, has resulted in millions of homes and small offices with two or more PCs. In addition, the rapid growth of notebook PC sales in business over the past several years has led to increased usage in the home as more and more business professional bring their laptops home on a regular basis. Furthermore, the popularity of the Internet as a primary force in the growth of PCs in home and small office environments, coupled with the emerging availability of higher-cost broadband services, has created a growing need to share high speed Internet access among multiple users.

     Significant technological advances and changes in the regulatory environment have facilitated the development and proliferation of wireless networking solutions which extend the reach of existing wireline networks. In voice communications, wireless technology has made possible the extension of wired networks to serve mobile business and consumer users through devices such as cordless and cellular telephones. Similarly, advances in wireless data communications, including wireless LAN adapters and radio modems, have enabled the extension of enterprise networks to notebook computers, pen-based notepads and handheld data collection terminals in the local area environment. By providing network connectivity for mobile business users, these products increase the accuracy, timeliness and convenience of data collection and information access, thereby improving productivity and enhancing customer service. In home and small office environments, cordless networking enables resource and Internet sharing without the need for new wiring, and provides the additional benefit of allowing location independent access for mobile devices such as notebook and handheld computers.

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

     As 2.4 GHz wireless LAN technology has matured, lower costs and ease of use features have created the opportunity to serve the growing number of homes and small offices that need to network PCs and peripherals and share Internet access. For example, users in homes with multiple PCs can share files, computer peripherals and Internet access without the hassle and expense of new wiring or the limitations of old existing wires not suited to carrying high bandwidth data. Laptop users are truly free to be anywhere in or around the home while being connected to the Internet, other PCs and peripherals. Desktop PCs can be positioned anywhere in the home or small office and still maintain network access, regardless of telephone jack, powerline plug or other wiring constraints. In addition, those in small offices can enjoy the benefits of corporate networking without investing in a wired networking infrastructure.

     Concurrent with the emergence of new applications and new markets, three primary factors have led to an expansion in the worldwide market potential for wireless LANs. First, from a regulatory perspective, the 2.4 GHz frequency band has recently been allocated for unlicensed wireless networks in virtually every developed country around the world. Second, the universal availability of this unlicensed spectrum has encouraged wireless LAN suppliers to design standard products and solutions that can be marketed and sold globally.

Third, the cost of 2.4 GHz products continues to decline through both advanced design integration and volume manufacturing efficiencies and economies of scale.

    The Company believes that the convergence of worldwide spectrum availability, emerging standards and lower cost wireless and computing products, as well as high performance products, will lead to more widespread deployment of wireless LAN products in traditional industrial data collection applications, developing point-of-service network applications, and the emerging home and small office PC networking market.

THE PROXIM SOLUTION

    In 1994, Proxim pioneered 2.4 GHz frequency hopping wireless LAN technology by being first to market with its RangeLAN2 product family. Since then the Company has captured a substantial number of key design wins with major 2.4 GHz OEM customers. The Company attributes this success to the architectural advantages of its RangeLAN2 product line and key aspects of the Company's overall technology approach. These advantages include:

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

In 1998, Proxim introduced the Symphony product family of cordless networking products designed to address the requirements of the emerging home and small office networking markets. The unique advantages of Proxim's Symphony cordless networking solution include:

     - Robust Cordless Networking Architecture. Based on RangeLAN2's commercially proven frequency hopping system architecture and wireless LAN protocols, Symphony products create a robust RF network environment operating at a 1.6 megabits per second ("Mbps") data rate.

     - Cost Effective Design. Taking advantage of continued integration of the RangeLAN2 design and improved manufacturing economies of scale, Symphony products are targeted to be manufactured and sold at cost-effective price points, similar to advanced cordless phones and other PC peripheral products.

     - Ease of Use. Using standard networking interfaces and protocols, Symphony products include software designed with menu-based wireless network configuration and diagnostic tools. These tools simplify numerous networking and resource sharing configuration issues required to properly set up a PC network.

     - Sharing of PC Resources. Symphony products allow multiple PC users to easily share various resources such as printers and disc drives while enabling simultaneous shared Internet access and multiplayer PC gaming. All Symphony products feature Proxim's unique modem sharing software that provides simultaneous Internet access through a single modem and a single Internet Service Provider account.

PRODUCTS

     Since 1989, Proxim has focused on supplying spread spectrum RF transceiver modules and wireless LAN adapters to OEM customers for integration into mobile computing platforms, handheld data terminals and portable peripheral devices. Proxim designs its products to be small, lightweight, cost-effective and power efficient in order to meet the needs of its OEM customers and the vertical markets they serve. In addition, Symphony products are designed to meet the ease of use requirements of the emerging home PC networking market. Proxim offers wireless networking products based on 2.4 GHz frequency hopping spread spectrum technology and 900 MHz direct sequence technology.

     Since the introduction of the RangeLAN2 product family in 1994, Proxim's
2.4 GHz product sales have increased to over 92% of total revenue in 1998. The Company anticipates that its 2.4 GHz product sales will continue to increase as a percentage of total revenue based on the worldwide availability of unlicensed
2.4 GHz spectrum, the higher throughput and capacity achievable with 2.4 GHz wireless networks, and the emerging home PC networking and small office markets served by Symphony products.

     2.4 GHz Products. Introduced in 1994, RangeLAN2 was the industry's first FCC-certified 2.4 GHz frequency hopping wireless LAN product family. The RangeLAN2 family consists of two product lines: OEM design-in modules and packaged "off the shelf" products. The design-in modules are integrated by OEM customers into handheld computing and data collection devices. Packaged products are used with standard notebook and desktop computers to extend existing enterprise networks and to create ad hoc wireless networks. All RangeLAN2 products are designed to share the same software and are functionally interoperable. In 1998, the Company introduced the Symphony product family, delivering high-speed peer-to-peer cordless networking to the home and small office environment. In 1998, the Company introduced the RangeLAN802 product family, which is based on 2.4 GHz frequency hopping spread spectrum technology operating at 2.0 Mbps, and includes many of the innovative software and network management features provided by RangeLAN2 products

     RangeLAN2 packaged products include both client adapters and network infrastructure products. Packaged client adapters include the following form factors: one-piece PC Card, desktop ISA board, Ethernet and Serial external adapters. Packaged network infrastructure products include Ethernet and Token Ring access points for transparent bridging to existing wireline LANs. In addition, RangeLAN2 packaged products are available as private label models, enabling OEM customers to offer a complete line of 2.4 GHz wireless LAN products under their brand name.

     RangeLAN2 OEM modules are design-in wireless LAN adapters that range in size from credit card-sized devices to a match book-sized units. These modules are highly integrated, miniaturized products which reduce the design-in cycle time and expedite the time to market for OEMs by offering industry standard interfaces and, if required, the ability to port to non-standard interfaces and computing platforms with software tools and licensed source code. RangeLAN2 OEM modules have been designed into numerous handheld computing and data collection devices by various OEM partners.

     The Symphony product family provides high-speed peer-to-peer cordless networking for the home and small office markets operating at a 1.6 Mbps data rate. Symphony products currently include a cordless ISA adapter for desktop PCs, a cordless PC Card adapter for notebook and sub-notebook computers, a standalone Cordless Modem that provides plug-and-play V.90 56 Kbps modem sharing and a Cordless Ethernet Bridge for connectivity to broadband Internet devices such as cable modems, xDSL gateways and ISDN routers. Symphony products also include the "Composer Installation Wizard" software setup tool, the "Conductor" modem sharing software to use an existing PC modem, and the "Maestro" network management software tool.

     RangeLAN802 products include a one-piece PC Card for client computer systems as well as network access points for transparent bridging to existing Ethernet LANs. The RangeLAN802 product family also includes OEM design-in modules for integration in a wide variety of mobile computing platforms. Operating at 2.0 Mbps, RangeLAN802 products fully comply with the recently adopted IEEE 802.11 frequency hopping wireless LAN standard.

     900 MHz Products. Proxim offers several types of products based on the Company's 900 MHz direct sequence spread spectrum technology: RF transceivers; dual board radio-modems that combine a RF transceiver, controller and RS-232 interface in a single unit; ProxLink, a packaged version of the dual board radio-modem units; and RangeLAN, a family of wireless LAN adapters. The RF transceiver products and dual board radio-modems are OEM design-in products. ProxLink products, originally introduced in 1991, are self-contained ruggedized networking devices which enable both point-to-point and multipoint wireless data communications. The 900 MHz RangeLAN product family, originally introduced in 1992, was Proxim's first generation of open systems wireless LAN adapters.

CUSTOMERS

     The majority of Proxim's revenue has been derived from sales to OEM customers that offer wireless LAN products as part of a complete solution that typically includes specialized mobile computers developed by the OEM, network infrastructure systems, peripheral devices, software and services. The Company's OEM partners traditionally target industrial applications in one or more specific markets such as manufacturing, warehousing, transportation and retailing. Proxim's 2.4 GHz OEM customers include, among others, Casio Computer, Data General, Fujitsu, Furuno Electric, Hand Held Products, Intermec/Norand, LXE, Matsushita, Mitsubishi, Motorola, Percon, Sharp, Teklogix and Toshiba.

     Proxim markets its branded RangeLAN2 products to value added resellers and systems integrators in emerging wireless markets that include healthcare, hospitality, education and financial services, where access to real-time information is critical. In healthcare, ISVs such as HBO & Company, SMS, Cerner and IDX are sales partners that drive the information technology decision making process. In addition, RangeLAN2 software drivers are integrated into Microsoft's Windows CE, Handheld PC Professional Edition software utilized by leading handheld PC vendors including Casio Computer, Compaq Computer, Hewlett-Packard, Hitachi, LG Electronics, NEC, Philips, Sharp and Vadem.

     In 1998, sales to Intermec and LXE represented 41% and 11%, respectively, of the Company's total revenue. In 1997, sales to Intermec, NTT-IT and LXE represented 28%, 17% and 10%, respectively, of the Company's total revenue. In 1996, sales to Intermec, NTT-IT and LXE represented 22%, 22% and 12%, respectively, of the Company's total revenue. Sales to OEM customers were $29,393,000, $26,780,000 and $24,602,000, in 1998, 1997 and 1996, respectively, representing 59%, 62% and 60% of total revenue during such periods.

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

SALES AND MARKETING

     The Company sells its commercial products directly to OEM customers, and indirectly to value added resellers, systems integrators and end users through regional, national and international distributors. Proxim offers OEM customers both design-in products for integration into their wireless computing platforms, and branded products as private label models. The Company is developing channels for marketing and selling its Symphony product line, including sales through national and regional PC and electronics retailers, computer catalogs, on-line retail sites over the Internet, including Proxim's e-commerce Web site, and OEM and private label partners.

     Sales of many of the Company's wireless networking products depend in significant part upon the decision of a prospective OEM customer to develop and market wireless solutions that incorporate the Company's wireless technology. OEM customers' orders are affected by a variety of factors such as new product introductions, regulatory approvals, end user demand for OEM customers' products, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. Sales of wireless LAN products generally involve significant commitments of capital and other resources by the Company and its customers, with the attendant delays associated with procedures to approve such commitments. In this regard, in the fourth quarters of 1997 and 1998, the Company recorded charges of $2,400,000 and $1,000,000, respectively, to selling, general and administrative expense related to investments in two startup companies: one in a startup wireless services company utilizing wireless LAN technology and the other in a developer of mobile thin-client computing technology. Due to the nature of these entities and their operations, there can be no assurance that these investments will be realizable or will result in marketable and/or successful products. For these and other reasons, the design-in cycle associated with the purchase of the Company's wireless products by OEM customers is quite lengthy, generally ranging from six months to two years, and is subject to a number of significant risks, including customers' budgeting constraints and internal acceptance reviews, that are beyond the Company's control. Because of the lengthy sales cycle, the Company typically plans its production and inventory levels based on internal forecasts of OEM customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company's agreements with OEM customers typically do not require minimum purchase quantities and a significant reduction, delay or cancellation of orders from any of these customers could have a material adverse effect on the Company's results of operations. If revenue forecasted from a specific customer for a particular quarter is not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected. The loss of one or more of, or a significant reduction in orders from, the Company's major OEM customers could have a material adverse effect on the Company's results of operations. For example, in the third quarter of 1997, the Company experienced a significant decrease in orders from two of the Company's major customers resulting in a decrease in revenue, an operating loss and higher inventory levels. In addition, there can be no assurance that the Company will become a qualified supplier for new OEM customers or that the Company will remain a qualified supplier for existing OEM customers.

     The Company generally does not operate with a significant order backlog. The Company's sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations could have a material adverse effect on the Company's operating results. In addition, there can be no assurance that the Company will become a qualified supplier for new OEM customers or that the Company will remain a qualified supplier for existing OEM customers.

     Proxim's branded RangeLAN2 products are sold to value added resellers, systems integrators and end users in the U.S. through regional distributors, and through TechData Corporation, Ingram Micro, Inc. and Anixter Corporation, three nationwide distribution and sales organizations.

     Proxim is also establishing new distribution channels and OEM partnerships for its Symphony family of cordless home and small office networking products. Symphony products are currently sold through computer retailers such as Fry's Electronics, J&R Computer World and Micro Center, leading computer catalogs such as CDW, MobilePlanet and PC Connection, and numerous on-line retail sites over the Internet, including Proxim's e-commerce Web site. In addition, Proxim is also forging OEM partnerships for its Symphony family of home networking products.

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

     Proxim is expanding the international distribution channels for its products. The Company is authorized to ship its RangeLAN2 products into more than 50 countries. In addition to the Company's relationships with numerous OEM customers who market the RangeLAN2 technology internationally, the Company has over 30 authorized international distributors in over 50 sales territories. Revenue from shipments by the Company to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 17%, 26% and 31% of total revenue during 1998, 1997 and 1996, respectively. The Company expects that revenue from shipments to international customers will vary as a percentage of total revenue. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, and potential political and economic instability.

     While international sales are typically denominated in U.S. dollars and the Company typically extends limited credit terms, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Additionally, payment cycles for international distributors are typically longer than for distributors in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products to foreign customers. The Company's business and operating results could be materially and adversely affected if foreign markets do not continue to develop or if the Company does not receive additional orders to supply its products for use by foreign customers. In the latter part of 1997 and throughout 1998, capital markets in Asia were highly volatile, resulting in fluctuations in Asian currencies and other economic instabilities. These instabilities may continue or worsen, either of which could have a material adverse effect on the Company's results of operations. In this regard, in the third and fourth quarters of 1997 and continuing in the first and second quarters of 1998, the Company experienced a significant decrease in orders from NTT-IT, one of the Company's major Japanese customers, resulting in a significant decrease in quarterly revenue and an operating loss in the third quarter of 1997.

     As of December 31, 1998, the Company's selling, general and administrative department consisted of 63 full-time employees. Selling, general and administrative expenses were $12,555,000, $13,513,000, and $9,408,000 during 1998, 1997 and 1996, respectively.

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

RESEARCH AND DEVELOPMENT

     The wireless communications industry is characterized by rapid technological change, short product life cycles and evolving industry standards. To remain competitive, the Company must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness. The Company's research and development efforts are focused on implementing enhancements to existing products, investigating new technologies and developing new products. Since 1994 the Company's research and development efforts have been concentrated on enhancing features and performance and reducing the cost of the RangeLAN2-based products, including development of the Symphony product line. These efforts include developing and integrating the Company's technology into ASICs/MMICs, development of wireless protocols and network software drivers, performance enhancements and cost reductions to wireless adapter and access point products and efforts related to both domestic and international product certification. In 1997 and 1998 the Company substantially increased its research and development efforts in developing Institute of Electrical and Electronics Engineers ("IEEE")
802.11 standard based products and 5 GHz high-speed wireless LAN technology.

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

     The Company has substantially increased its research and development expenses to develop new technologies related to 5 GHz high-speed wireless LAN products. In this regard, in the fourth quarter of 1997, the Company took a charge of $2,500,000 to research and development expense for the acquisition of certain technology to be used in developing a new family of 5 GHz high-speed wireless LAN products. Given the emerging nature of the wireless LAN market, there can be no assurance that the RangeLAN2 products and technology, or the Company's other products or technology, will not be rendered obsolete by alternative technologies.

     As of December 31, 1998, the Company's research and development department consisted of 52 full-time employees. Research and development expenses were $7,630,000, $8,720,000, and $4,949,000 during 1998, 1997 and 1996, respectively.

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

     Proxim has several competitors in its commercial wireless LAN business, including Lucent Technologies, Symbol Technologies and Telxon, among others. Proxim also faces competition from a variety of companies that offer different technologies in the nascent home networking market, including several companies developing competing wireless networking products. Additionally, numerous companies have announced their intention to develop competing products in both the commercial wireless LAN and home networking markets. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, the Company could face future competition from companies that offer products which replace network adapters or offer alternative wireless communications solutions, or from large computer companies, PC peripheral companies as well as networking equipment companies. Furthermore, the Company could also face competition from certain of its OEM customers which have, or could acquire, wireless engineering and product development capabilities. There can be no assurance that the Company will be able to compete successfully against these competitors or that competitive pressures faced by the Company will not adversely affect its business or operating results.

     Many of the Company's present and potential competitors have substantially greater financial, marketing, technical and other resources than the Company with which to pursue engineering, manufacturing, marketing, and distribution of their products and may succeed in establishing technology standards or strategic alliances in the wireless LAN market, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. There can be no assurance that the Company will succeed in developing products or technologies that are more effective than those developed by its competitors. Furthermore, the Company competes with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which the Company has limited experience. Increased competition, direct and indirect, could adversely affect the Company's revenue and profitability through pricing pressure and loss of market share. There can be no assurance that the Company will be able to compete successfully against existing and new competitors as the market evolves and the level of competition increases.

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

     The Company's products are also subject to regulatory requirements in international markets and, therefore, the Company has been monitoring the development of spread spectrum regulations in certain countries that represent potential markets for its products. The Company has extensive experience in gaining regulatory approval outside of the United States. Several foreign countries, such as Canada, have regulations that closely follow those of the FCC. To date, Proxim or its distribution partners have obtained certifications for or authorizations to ship the Company's products into over 50 countries. Each new Proxim product or OEM customer product must be certified or otherwise qualified for use in each country. The Company has an ongoing program to obtain certifications for its products and to assist certain OEM customers in obtaining certification for their products in all available markets. While there can be no assurance that the Company will be able to comply with regulations in any particular country, the Company has designed its RangeLAN2, RangeLAN802 and Symphony products to minimize the design modifications required to meet various
2.4 GHz international spread spectrum regulations. In addition, the Company will seek to obtain international certifications for the Symphony product line in countries where there is a substantial market for home PCs and Internet connectivity. Changes in, or the failure by the Company to comply with, applicable domestic and international regulations could have a material adverse effect on the Company's business and operating results. In addition, with respect to those countries that do not follow FCC regulations, Proxim may need to modify its products to meet local rules and regulations.

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

PROTECTION OF PROPRIETARY RIGHTS

     The Company relies on a combination of patents, trademarks and non-disclosure agreements in order to establish and protect its proprietary rights. Proxim has been issued four U.S. patents which were issued in 1991, 1993, 1995 and 1999, and are important to the current business of the Company, and has five patent applications pending in the U.S. which relate to the Company's core technology. There can be no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will adequately protect the Company. Since U.S. patent applications are maintained in secrecy until patents issue, and since publication of inventions in the technical or patent literature tends to lag behind such inventions by several months, the Company cannot be certain that it was the first creator of the inventions covered by its issued patents or pending patent applications or that it was the first to file patent applications for such inventions or that the Company is not infringing on the patents of others. In addition, the Company has filed, or reserved its rights to file, a number of patent applications internationally. There can be no assurance that any such international patent applications will issue or that the laws of foreign jurisdictions will protect the Company's proprietary rights to the same extent as the laws of the United States.

     In view of the rapid technological change in this industry, Proxim believes that the technical expertise and creative skills of its engineers and other personnel are crucial in determining the Company's future success. The Company's ability to compete in the marketplace may be enhanced by its ability to protect its proprietary information through the ownership of patents, registrations and trademarks. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information and invention assignment agreements with employees and other security measures. However, although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. Litigation may be necessary to enforce the Company's patents, trademarks or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and operating results. No intellectual property of the Company has been invalidated or declared unenforceable. However, there can be no assurance that in the future such rights will be upheld. Furthermore, there can be no assurance that any issued patents will provide the Company with a competitive advantage or will not be challenged by third parties or that the patents of others will not have an adverse effect on the Company's ability to do business. There can be no assurance that the measures taken by the Company will prevent misappropriation of its technology. In addition, there can be no assurance that others will not independently develop similar products, design around the Company's proprietary technology or duplicate the Company's products.

EMPLOYEES

     As of December 31, 1998, the Company employed 182 full-time employees and 22 temporary employees. Of these individuals, 52 are in engineering and product development, 51 are in marketing, sales and customer support, 89 are in manufacturing and quality assurance, and 12 are in finance and administration. The Company believes that its future success will depend in large measure on its ability to retain certain key technical and management personnel and to attract and retain additional highly skilled employees. Competition for qualified personnel in the wireless data communications and networking industries is intense, and there can be no assurance that the Company will be successful in retaining its key employees or that it will be able to attract, assimilate or retain the additional skilled personnel that will be required to support the Company's anticipated growth. None of the Company's employees is represented by a labor union. The Company believes that its relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the Company's executive officers as of December 31, 1998:

          NAME                AGE                        POSITION
------------------------      ---      ---------------------------------------------
David C. King...........      39       Chairman of the Board of Directors,
                                         President and Chief Executive Officer
Brian T. Button.........      40       Vice President of Sales and Marketing
Keith E. Glover.........      42       Vice President of Finance and Administration,
                                         and Chief Financial Officer
Juan Grau...............      41       Vice President of Engineering
Brian S. Messenger......      37       Vice President of Operations

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

     BRIAN S. MESSENGER joined Proxim in January 1989 as an engineering manager in the RF communications group. In April 1994 Mr. Messenger was promoted to Director-Product Development, and in October 1998 was appointed Vice President of Operations. From 1981 to 1988, Mr. Messenger worked at Hewlett-Packard Company, where he served in several engineering positions.

ITEM 2.  PROPERTIES

FACILITIES

     The Company maintains its corporate headquarters in a 40,000 square foot building located in Mountain View, California pursuant to a lease that expires in June 2000. The Company subleases a 20,000 square foot warehouse located in Sunnyvale, California pursuant to a month-to-month agreement. The Company also leases sales offices in Atlanta, Georgia, Nashua, New Hampshire and Paris, France. The Company intends to increase its manufacturing capacity during the next nine months and intends to seek additional space near its present facility in Mountain View, California. There can be no assurance that the Company will be able to locate sufficient space near its present facility at commercially reasonable rates. Furthermore, this expansion and relocation could cause disruption of operations and unexpected costs which could have a material adverse effect on the Company's business and operating results.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK.

     Prior to December 15, 1993, the date of the Company's initial public offering, there was no public market for the Company's Common Stock. Since December 15, 1993, the Company's Common Stock has been available for quotation through the Nasdaq National Market under the symbol "PROX." The following table sets forth, for the period indicated, the high and low sale prices per share of the Company's Common Stock as reported by the Nasdaq National Market:

                                    HIGH             LOW
                                    ----             ---
1997:
   First quarter...............   $ 26.50          $ 15.75
   Second quarter..............   $ 26.75          $ 15.50
   Third quarter...............   $ 25.50          $ 12.31
   Fourth quarter..............   $ 15.50          $ 10.13

1998:
   First quarter...............   $ 17.23          $ 10.88
   Second quarter..............   $ 17.00          $ 11.81
   Third quarter...............   $ 19.00          $ 12.38
   Fourth quarter..............   $ 28.63          $ 11.50


HOLDERS OF RECORD.

     As of March 4, 1999, there were 185 stockholders of record of the Company's Common Stock.


DIVIDENDS.

     The Company has not declared or paid cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                    YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------
                                                  1998         1997         1996         1995         1994
                                                --------     --------     --------     --------     --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
     Revenue..................................  $ 49,711     $ 42,951     $ 41,220     $ 22,083     $ 11,297
     Gross profit.............................    23,985       20,592       19,837       11,240        6,076
     Research and development.................     7,630        8,720        4,949        3,288        1,783
     Selling, general and administrative......    12,555       13,513        9,408        6,694        3,982
     Income (loss) from operations............     3,800       (1,641)       5,480        1,258          311
     Net income...............................  $  4,698     $     94     $  6,654     $  2,846     $    745
     Basic net income per share...............  $    .46     $    .01     $    .79     $    .40     $    .11
     Weighted average common shares...........    10,318       10,048        8,466        7,150        6,922
     Diluted net income per share.............  $    .42     $    .01     $    .71     $    .35     $    .10
     Weighted average common shares and
       equivalents............................    11,218       11,108        9,386        8,172        7,738

BALANCE SHEET DATA:
     Cash, cash equivalents and marketable
      securities..............................  $ 66,687     $ 62,296     $ 54,232     $  6,247     $ 11,300
     Working capital..........................    80,842       73,071       70,559       16,650       14,488
     Total assets.............................    94,242       89,059       81,381       24,107       17,435
     Stockholders' equity.....................    85,470       78,675       75,641       18,450       15,226

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

OVERVIEW

     Since 1989, Proxim has focused on supplying spread spectrum RF transceiver modules and wireless LAN adapters to OEM customers for integration into mobile computing platforms, pen-based portables and handheld data collection terminals. In 1990, the Company introduced its first commercial product for OEM customers, a 900 MHz direct sequence spread spectrum RF transceiver. The Company introduced ProxLink, its first branded wireless data communications product for the commercial end user market in 1991, and RangeLAN, a family of 900 MHz direct sequence wireless LAN adapters in 1992. In 1994, the Company began commercial shipment of RangeLAN2, the industry's first FCC certified family of 2.4 GHz frequency hopping spread spectrum wireless LAN products. In 1996, the Company introduced an integrated single piece PC Card adapter and a compact access point product. In 1997, the Company introduced the RangeLAN2 micro design-in module, Token Ring access point and Extension Point. In 1998, the Company introduced RangeLAN802 frequency hopping product family based on the IEEE 802.11 standard, RangeLAN2 Ethernet and Serial external adapters and the Symphony product family, a low-cost cordless networking solution for home and small office environments.

     Since the introduction of the RangeLAN2 product family in 1994, Proxim's
2.4 GHz product sales have increased to over 92% of total revenue in 1998. The Company anticipates that its 2.4 GHz product family will continue to increase as a percentage of total revenue as a result of the worldwide availability of unlicensed 2.4 GHz spectrum as well as the higher throughput and capacity achievable with 2.4 GHz wireless networks. To date, the Company has realized lower gross margins from sales of its 2.4 GHz products compared to its 900 MHz products due primarily to the higher component costs, higher manufacturing costs associated with early production of various 2.4 GHz products and declining average selling prices on 2.4 GHz products. While the Company expects manufacturing costs to decline over time as a result of greater efficiencies associated with higher volume production, there can be no assurance that the Company will be able to achieve higher gross margins with respect to 2.4 GHz product sales. Gross margins will be affected by a variety of factors, including manufacturing efficiencies, competitive pricing pressures, the degree of customization of individual products required by OEM customers and component and assembly costs.

     Historically, the Company has marketed its products predominantly in the United States and, until 1995, revenue from international sales was not significant. Since 1994, the Company obtained regulatory certifications and authorizations for its 2.4 GHz RangeLAN2 products in over 50 countries. These certifications and authorizations have significantly increased the available markets for these products. Revenue from sales directly to international customers were 17%, 26% and 31% in 1998, 1997 and 1996, respectively. See "Business -- Sales and Marketing."

     A substantial portion of the Company's revenue to date has been derived from a limited number of customers, most of which are OEM customers. Sales to OEM customers represented approximately 59%, 62% and 60% of total revenue in 1998, 1997 and 1996, respectively. The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future. The loss of, or significant reductions in sales to, one or more of the Company's major OEM customers could have a material adverse effect on the Company's results of operations. The development of products for OEM customer applications is characterized by a lengthy sales process and design-in cycle which typically lasts from six months to two years and requires the Company to integrate its technologies into, and in certain cases adapt its products to fit, OEM customers' products. In addition, the Company's OEM customers' products are generally required to be certified by the FCC or the equivalent regulatory agency in each country where such products are sold. The Company has committed substantial engineering, marketing and sales resources to develop key OEM relationships and has broadened its OEM customer base. Due to the Company's current dependency on its OEM customers for a significant percentage of its total revenue and the nature of its OEM business, the Company's annual and quarterly operating results are subject to fluctuations as a result of the level and timing of OEM customer orders. The Company works closely with its OEM customers to manage the order cycle process in an attempt to reduce the fluctuations inherent in its OEM business.

     The Company's RangeLAN2 and RangeLAN802 branded products are marketed and sold to value added resellers, systems integrators and end users primarily through regional and national distributors. The Company's Symphony branded products are marketed and sold through PC and electronics retailers, computer catalogs, on-line retail sites over the Internet, including Proxim's e-commerce Web site, and OEM and private label partners. The Company grants certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors which have rights of return and price protection is recognized upon shipment by the distributor. Many of the Company's packaged products are also sold to OEM customers.

RESULTS OF OPERATIONS

THREE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Revenue increased 16% from 1997 to 1998 and 4% from 1996 to 1997. Revenue increased in 1998 compared to 1997 primarily due to increased unit sales of 2.4 GHz OEM products, RangeLAN2 branded products and private label RangeLAN2 products in North America and Europe, partially offset by a significant decrease in orders from NTT-IT, one of the Company's major customers, starting in the third quarter of 1997 and continuing through the second quarter of 1998, and to a lessor extent, lower revenue from 900 MHz products. Revenue increased in 1997 compared to 1996 primarily due to increased unit sales of 2.4 GHz OEM products, RangeLAN2 branded products and private label RangeLAN2 products, including increased revenue from shipments to international distributors and to OEM customers that had recently introduced RangeLAN2-based 2.4 GHz product lines in North America, Europe and Asia.

     Gross profit as a percentage of revenue was 48% in 1998, 1997 and 1996. Gross profit as a percentage of revenue was flat in 1998 compared to 1997 and 1996 due to engineering cost reductions on 2.4 GHz products, offset by declining average selling prices on 2.4 GHz products and a decrease in revenue from higher gross margin 900 MHz products. Gross profit as a percentage of revenue may fluctuate in future periods depending primarily on the mix of revenue between existing 2.4 GHz products and 900 MHz products, including RangeLAN802 product line and Symphony product family.

Research and development expenses consist primarily of personnel costs and, to a lesser extent, consulting fees, prototype material, other costs of ASIC/MMIC development and charges related to technology investments. Research and development expenses are related primarily to the development and enhancement of radio transceivers, ASICs/MMICs, wireless protocols and network software drivers. Research and development expenses decreased in 1998 compared to 1997 primarily due to a charge of $2,500,000 related to the acquisition of technology to be used in 5 GHz product development in 1997, partially offset by an increased number of engineering employees, continued investment in integrating the Company's technology into ASICs, development of wireless protocols and network software drivers, costs related to product performance enhancements, cost reductions in 2.4 GHz products, costs related to both domestic and international product certifications, development of products based on the IEEE
802.11 standard, and development of 5 GHz high-speed wireless LAN technology. Research and development expenses increased in 1997 compared to 1996 primarily due to the charge in 1997, and an increased number of engineering employees, continued investment in integrating the Company's technology into ASICs, development of wireless protocols and network software drivers, costs related to product performance enhancements, cost reductions in the RangeLAN2 architecture, costs related to both domestic and international product certifications, development of products based on the IEEE 802.11 standard, and development of 5 GHz high-speed wireless LAN technology. Research and development expenses as a percentage of revenue were 15%, 20% and 12% in 1998, 1997 and 1996, respectively. Research and development expenses as a percentage of revenue declined in 1998 compared to 1997 primarily due to the charge for the acquisition of technology to be used in 5 GHz product development in 1997, partially offset by an increase in personnel and development program costs in 1998. Research and development expenses as a percentage of revenue increased in 1997 compared to 1996 primarily due to an increase in personnel costs and the charge in 1997. To date, all of the Company's research and development costs have been expensed as incurred.

     Selling, general and administrative expenses consist primarily of personnel costs, sales commissions and bonuses, costs related to domestic and international product certifications, customer support, trade show and advertising expenses, charges related to investments in startup companies, communications and information systems, and to a lesser extent, professional fees and facilities costs. Selling, general and administrative expenses decreased in 1998 compared to 1997 primarily due a $2,400,000 charge related to investments in two startup companies in 1997, partially offset by hiring of additional marketing and sales personnel to support the Company's growth, particularly its expansion into international and consumer markets, as well as increased trade show and promotional expenses, and a $1,000,000 charge related to an investment in a startup wireless services company in 1998. Selling, general and administrative expenses increased in 1997 compared to 1996 primarily due to the hiring of additional marketing and sales personnel to support the Company's growth, particularly its expansion into international markets, as well as increased trade show and promotional expenses and charges related to investments in startup companies. Selling, general and administrative expenses as a percentage of revenue were 25%, 31% and 23% in 1998, 1997 and 1996, respectively. Selling, general and administrative expenses as a percentage of revenue declined in 1998 compared to 1997 due to charges related to investments in 1997, partially offset by an increase in personnel costs and charges related to an investment in 1998. Selling, general and administrative expenses as a percentage of revenue increased in 1997 compared to 1996 due to an increase in personnel costs and charges related to investments.

     Interest and other income net, is primarily interest income and non-operating gains. Interest and other income increased from 1997 to 1998 primarily due to higher yields on cash balances. Interest and other income increased from 1996 to 1997 primarily due to proceeds from the follow-on public offering in July 1996 which increased cash balances, partially offset by one-time non-operating gain of $1,500,000 related to the November 1996 termination of a proposed merger.

     The Company recognized a provision for income taxes of $2,441,000 in 1998, $1,243,000 in 1997, $1,664,000 in 1996. The provision of $2,441,000 in 1998 was due to a current provision of $1,883,000 and deferred provision of $558,000. The provision of $1,243,000 in 1997 was due to a current provision of $2,490,000, offset by the recognition of $1,247,000 of deferred tax assets. The provision of $1,664,000 in 1996 was due to a current provision of $2,629,000, offset by the recognition of $965,000 of deferred tax assets. As of December 31, 1998, the Company had gross deferred tax assets of $2,885,000.

INFLATION

     To date, inflation has not had a significant impact on the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations to date primarily through private placements of its equity securities, and its public offerings in December 1993 and July 1996. As of December 31, 1998, the Company had retained earnings of $2,295,000.

     In 1998, 1997 and 1996, cash provided by operations was $3,532,000, $6,548,000 and $633,000, respectively. In 1998, cash was provided primarily by net income, a decrease in inventories and increases in accounts payable, partially offset by cash used to fund increases in accounts receivable and decreases in other current liabilities. In 1997, cash was provided primarily by net income, a decrease in accounts receivable and by increases in other current liabilities, partially offset by cash used to fund increases in inventories and decreases in accounts payable. In 1996, cash was provided primarily by net income and by increases in other current liabilities, partially offset by cash used to fund increases in inventories and accounts receivable and decreases in accounts payable. The increase in inventories in 1997 and 1996 was primarily attributable to the addition of new products and the growth in revenue. The Company believes that to the extent it experiences growth in its operations, if any, then additional cash will be required to fund increases in inventories and accounts receivable.

     In 1998, 1997 and 1996, the Company purchased $1,238,000, $1,424,000 and
$3,185,000, respectively, of property and equipment. Expenditures related primarily to the acquisition of manufacturing and engineering test equipment and leasehold improvements. The Company expects to purchase approximately $5,000,000 of property and equipment during 1999, consisting primarily of leasehold improvements, furniture, enterprise client/server application software, manufacturing and engineering test equipment and tooling, engineering systems software and equipment.

     At December 31, 1998, the Company had working capital of $80,842,000, including $38,509,000 in cash and cash equivalents and $28,178,000 in marketable securities. The Company believes that its existing working capital and cash generated from operations, if any, will be sufficient to finance any cash acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, the Company will consider additional financing. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

YEAR 2000 READINESS DISCLOSURE

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

     The Year 2000 issues affect the Company's internal operations. Management is engaged in a comprehensive program to assess its Year 2000 risk exposure and to plan and implement remedial and corrective action where necessary. The Company has several computer software programs and operating systems in its internal operations, including applications used in its financial, human resources (HR), order management and manufacturing information systems. Management has reviewed all of its major internal systems, including human resources, financial and manufacturing systems, to assess Year 2000 readiness and to identify critical systems that require correction or remediation. The Company's existing HR, financial and manufacturing information systems will be Year 2000 ready by the second quarter of 1999.

     Management is working with consultants to develop and implement a new manufacturing and finance information system. The new system was identified as a strategic business initiative independent of Year 2000 considerations. While the new information system will be a dynamic one permitting ongoing improvements as business needs are identified, the basic operational systems are expected to be substantially completed in 1999 at a total estimated expenditure of approximately $2 million. Those time and cost targets are management's current best estimates based on presently available information and numerous assumptions. Given the uncertainties and complexities inherent in any new system installation, there can be no assurance that the project will be completed within the estimated time and cost parameters. A significant disruption of the Company's financial or manufacturing information systems would adversely impact its ability to process orders, manage production and issue and pay invoices, and may have a material adverse impact on operating results and financial condition.

     The Company's manufacturing processes incorporate sophisticated computer integrated manufacturing test systems that depend on a mix of proprietary software and systems and software purchased from third parties. Failure of these systems would cause a disruption in the manufacturing process and could result in a delay in completion and shipment of products. Management's assessment of the Year 2000 readiness of its manufacturing systems is approximately 90% complete. Based on information currently available, management believes that its systems will not be materially impacted by Year 2000 issues. However, the Company cannot guaranty that a significant disruption in systems resulting from a Year 2000 problem will not occur. If the computer integration system fails for this or any other reason, there could be a material adverse impact on operating results and financial condition.

     Management is working with critical suppliers of products and services to assess their Year 2000 readiness with respect both to their operations and the products and services they supply to the Company. Comprehensive inquiries have been sent and responses are being monitored, with appropriate follow-up where required. This analysis will continue throughout 1999, with corrective action taken commensurate with the criticality of affected products and services.

     Management is currently developing various types of contingency plans to address potential problems with critical internal systems and third party interactions. Management's contingency plans include procedures for dealing with a major disruption of internal business systems, plans for long term factory shutdown and identification of alternative vendors of critical materials in the event of a Year 2000 related disruption in supply. Contingency planning will continue through at least 1999, and will depend heavily on the results of the remediation and testing of critical systems. The potential ramifications of a Year 2000 type failure are potentially far-reaching and largely unknown. The Company cannot guaranty that a contingency plan in effect at the time of a system failure will adequately address the immediate or long term effects of a failure, or that such a failure would not have a material adverse impact on its operations or financial results in spite of prudent planning.

     The Company's costs to date related to the Year 2000 issue consist primarily of reallocation of internal resources to evaluate and assess system as described above and to plan remediation and testing efforts. The Company has not maintained detailed accounting records, but based on its review of department budgets and staff allocations, the Company believes these costs to be immaterial. Management currently estimates that the total cost of ongoing assessment, remediation, testing and planning directly related to Year 2000 issues will amount to approximately $2.5 million. Of this, approximately $2 million is expected to consist of expenses attributed to cost of software and external consulting fees and five hundred thousand for capital expenditures. The capital expenditures represent early replacement of information technology equipment and software to obtain the full benefits of Year 2000 protections versus the normal technical obsolescence replacement cycle. The estimate is based on the current assessment of the projects and is subject to change as the projects progress. The Company cannot guaranty that remediation and testing will not identify issues which require additional expenditure of material amounts which could result in an adverse impact on financial results in future reporting periods.

     Based on currently available information, management does not believe that the Year 2000 issues discussed above related to internal systems will have a material adverse impact on the Company's operations and financial condition. However, the Company is uncertain to what extent it may be affected by such matters. In addition, the Company cannot assure you that the failure to ensure Year 2000 capability by a supplier not considered critical or another third party would not have a material adverse effect on its operations and financial condition.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     In addition to the other information in this Form 10-K, the following are important factors that should be considered carefully in evaluating the Company and its business.

     Potential Fluctuations in Future Operating Results. The Company has experienced, and may in the future continue to experience, significant annual and quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, many of which are outside the Company's control. These factors include fluctuating market demand for, and declines in the average selling prices of, the Company's products, the timing of and delays or cancellations of significant orders from major customers, loss of one or more of the Company's major customers, the cost, availability and quality of components from the Company's suppliers, the cost, availability, and quality of assemblies from contract and subcontract manufacturers, the lengthy sales and design-in cycles for OEM products, delays in the introduction of the Company's new products, competitive product introductions, market adoption of new technologies, market adoption of standards-based products (such as those compliant with the recently approved IEEE 802.11 standard), the mix of products sold, the effectiveness of the Company's distribution channels, the success of the Company in developing new distribution channels, the failure to anticipate changing customer product requirements, seasonality in demand, manufacturing capacity and efficiency, changes in the regulatory environment, product health and safety concerns, Year 2000 issues and general economic conditions.

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

     It is possible that due to the potential fluctuations identified above or other factors, the Company's future operating results could be below the expectations of securities analysts and investors. In such an event, or in the event that adverse market conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock would likely decline. For example, in the third quarter of 1997 the Company announced that revenue and operating results were expected to be significantly below expectations of securities analysts and investors, resulting in a decrease in the market price of the Company's Common Stock.

     Dependence on a Limited Number of OEM Customers. Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 59%, 62% and 60% of the Company's sales during the 1998, 1997 and 1996, respectively, were to OEM customers. In addition, sales to two customers represented approximately 41% and 11% of the Company's revenue during 1998. Sales to three customers represented approximately 28%, 17% and 10% of the Company's revenue during 1997. The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future.

     Sales of many of the Company's wireless networking products depend in significant part upon the decision of a prospective OEM customer to develop and market wireless solutions which incorporate the Company's wireless technology. OEM customers' orders are affected by a variety of factors such as new product introductions, regulatory approvals, end user demand for OEM customers' products, product life cycles, inventory levels, manufacturing strategy, contract awards, competitive conditions and general economic conditions. Sales of wireless LAN products generally involve significant commitments of capital and other resources by the Company and its customers, with the attendant delays associated with procedures to approve such commitments. In this regard, in the fourth quarters of 1997 and 1998, the Company recorded charges of $2,400,000 and $1,000,000 respectively, to selling, general and administrative expense related to investments in two startup companies: one in a startup wireless services company utilizing wireless LAN technology and the other in a developer of mobile thin-client computing technology. Due to the nature of these entities and their operations, there can be no assurance that these investments will be realizable or will result in marketable and/or successful products. For these and other reasons, the design-in cycle associated with the purchase of the Company's wireless products by OEM customers is quite lengthy, generally ranging from six months to two years, and is subject to a number of significant risks, including customers' budgeting constraints and internal acceptance reviews, that are beyond the Company's control. Because of the lengthy sales cycle, the Company typically plans its production and inventory levels based on internal forecasts of OEM customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company's agreements with OEM customers typically do not require minimum purchase quantities and a significant reduction, delay or cancellation of orders from any of these customers could have a material adverse effect on the Company's results of operations. If revenue forecasted from a specific customer for a particular quarter is not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected. The loss of one or more of, or a significant reduction in orders from, the Company's major OEM customers could have a material adverse effect on the Company's results of operations. For example, in the third quarter of 1997, the Company experienced a significant decrease in orders from two of the Company's major customers resulting in a decrease in revenue, an operating loss and higher inventory levels. In addition, there can be no assurance that the Company will become a qualified supplier for new OEM customers or that the Company will remain a qualified supplier for existing OEM customers.

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

     The Company intends to increase its manufacturing capacity during the next nine months and intends to seek additional space near its present facility in Mountain View, California. There can be no assurance that the Company will be able to locate sufficient space near its present facility at commercially reasonable rates. Furthermore, this expansion and relocation could cause disruption of operations and unexpected costs which could have a material adverse effect on the Company's business and operating results.

     Rapid Technological Change; Ongoing New Product Development Requirements; Evolving Industry Standards. The wireless communications industry is characterized by rapid technological change, short product life cycles and evolving industry standards. To remain competitive, the Company must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness. The Company's research and development efforts are focused on implementing enhancements to existing products, investigating new technologies and developing new products. Since 1994 the Company's research and development efforts have been concentrated on enhancing features and performance and reducing the cost of the RangeLAN2-based products, including development of the Symphony product line. These efforts include developing and integrating the Company's technology into ASICs/MMICs, development of wireless protocols and network software drivers, performance enhancements and cost reductions to wireless adapter and access point products and efforts related to both domestic and international product certification. In 1997 and 1998 the Company substantially increased its research and development efforts in developing Institute of Electrical and Electronics Engineers ("IEEE") 802.11 standard based products and 5 GHz high-speed wireless LAN technology.

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

     The Company has substantially increased its research and development expenses to develop new technologies related to 5 GHz high-speed wireless LAN products. In this regard, in the fourth quarter of 1997, the Company took a charge of $2,500,000 to research and development expense for the acquisition of certain technology to be used in developing a new family of 5 GHz high-speed wireless LAN products. Given the emerging nature of the wireless LAN market, there can be no assurance that the RangeLAN2 products and technology, or the Company's other products or technology, will not be rendered obsolete by alternative technologies.

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

     Proxim has several competitors in its commercial wireless LAN business, including Lucent Technologies, Symbol Technologies and Telxon, among others. Proxim also faces competition from a variety of companies that offer different technologies in the nascent home networking market, including several companies developing competing wireless networking products. Additionally, numerous companies have announced their intention to develop competing products in both the commercial wireless LAN and home networking markets. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, the Company could face future competition from companies that offer products which replace network adapters or offer alternative wireless communications solutions, or from large computer companies, PC peripheral companies as well as networking equipment companies. Furthermore, the Company could also face competition from certain of its OEM customers which have, or could acquire, wireless engineering and product development capabilities. There can be no assurance that the Company will be able to compete successfully against these competitors or that competitive pressures faced by the Company will not adversely affect its business or operating results.

     Many of the Company's present and potential competitors have substantially greater financial, marketing, technical and other resources than the Company with which to pursue engineering, manufacturing, marketing, and distribution of their products and may succeed in establishing technology standards or strategic alliances in the wireless LAN market, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. There can be no assurance that the Company will succeed in developing products or technologies that are more effective than those developed by its competitors. Furthermore, the Company competes with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which the Company has limited experience. Increased competition, direct and indirect, could adversely affect the Company's revenue and profitability through pricing pressure and loss of market share. There can be no assurance that the Company will be able to compete successfully against existing and new competitors as the market evolves and the level of competition increases.

     International Sales. Revenue from shipments by the Company to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 17%, 26% and 31% of total revenue during 1998, 1997 and 1996, respectively. The Company expects that revenue from shipments to international customers will vary as a percentage of total revenue. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, and potential political and economic instability.

     While international sales are typically denominated in U.S. dollars and the Company typically extends limited credit terms, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Additionally, payment cycles for international distributors are typically longer than for distributors in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products to foreign customers. The Company's business and operating results could be materially and adversely affected if foreign markets do not continue to develop or if the Company does not receive additional orders to supply its products for use by foreign customers. In the latter part of 1997 and throughout 1998, capital markets in Asia were highly volatile, resulting in fluctuations in Asian currencies and other economic instabilities. These instabilities may continue or worsen, either of which could have a material adverse effect on the Company's results of operations. In this regard, in the third of 1997 and continuing through the second quarter of 1998, the Company experienced a significant decrease in orders from NTT-IT, one of the Company's major Japanese customers, resulting in a significant decrease in quarterly revenue and an operating loss in the third quarter of 1997.

     Protection of Proprietary Rights. The Company relies on a combination of patents, trademarks and non-disclosure agreements in order to establish and protect its proprietary rights. Proxim has been issued four U.S. patents which were issued in 1991, 1993, 1995 and 1999, and are important to the current business of the Company, and has five patent applications pending in the U.S. which relate to the Company's core technology. There can be no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will adequately protect the Company. Since U.S. patent applications are maintained in secrecy until patents issue, and since publication of inventions in the technical or patent literature tends to lag behind such inventions by several months, the Company cannot be certain that it was the first creator of the inventions covered by its issued patents or pending patent applications or that it was the first to file patent applications for such inventions or that the Company is not infringing on the patents of others. In addition, the Company has filed, or reserved its rights to file, a number of patent applications internationally. There can be no assurance that any such international patent applications will issue or that the laws of foreign jurisdictions will protect the Company's proprietary rights to the same extent as the laws of the United States.

     In view of the rapid technological change in this industry, Proxim believes that the technical expertise and creative skills of its engineers and other personnel are crucial in determining the Company's future success. The Company's ability to compete in the marketplace may be enhanced by its ability to protect its proprietary information through the ownership of patents, registrations and trademarks. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information and invention assignment agreements with employees and other security measures. However, although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. Litigation may be necessary to enforce the Company's patents, trademarks or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and operating results. No intellectual property of the Company has been invalidated or declared unenforceable. However, there can be no assurance that in the future such rights will be upheld. Furthermore, there can be no assurance that any issued patents will provide the Company with a competitive advantage or will not be challenged by third parties or that the patents of others will not have an adverse effect on the Company's ability to do business. There can be no assurance that the measures taken by the Company will prevent misappropriation of its technology. In addition, there can be no assurance that others will not independently develop similar products, design around the Company's proprietary technology or duplicate the Company's products.

     Management of Growth. The Company's growth to date has caused, and will continue to cause, a significant strain on its management, operational, financial and other resources. The Company's ability to manage its growth effectively will require it to improve its management, operational and financial processes and controls as well as the related information and communications systems. These demands will require the addition of new management personnel and the development of additional expertise by existing management. The failure of the Company's management team to effectively manage growth, should it occur, could have a material adverse impact on the Company's results of operations.

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

     The Company's products are also subject to regulatory requirements in international markets and, therefore, the Company has been monitoring the development of spread spectrum regulations in certain countries that represent potential markets for its products. The Company has extensive experience in gaining regulatory approval outside of the United States. Several foreign countries, such as Canada, have regulations that closely follow those of the FCC. To date, Proxim or its distribution partners have obtained certifications for or authorizations to ship the Company's products into over 50 countries. Each new Proxim product or OEM customer product must be certified or otherwise qualified for use in each country. The Company has an ongoing program to obtain certifications for its products and to assist certain OEM customers in obtaining certification for their products in all available markets. While there can be no assurance that the Company will be able to comply with regulations in any particular country, the Company has designed its RangeLAN2, RangeLAN802 and Symphony products to minimize the design modifications required to meet various
2.4 GHz international spread spectrum regulations. In addition, the Company will seek to obtain international certifications for the Symphony product line in countries where there is a substantial market for home PCs and Internet connectivity. Changes in, or the failure by the Company to comply with, applicable domestic and international regulations could have a material adverse effect on the Company's business and operating results. In addition, with respect to those countries that do not follow FCC regulations, Proxim may need to modify its products to meet local rules and regulations.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

     Interest Rate Sensitivity. The Company maintains a short-term investment portfolio consisting mainly of government and corporate bonds purchased with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1998, the fair value of the portfolio would decline by an immaterial amount. The Company generally has the ability to hold its fixed income investments until maturity and therefore does not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants......................................      32

Balance Sheet at December 31, 1998 and 1997............................      33

Statement of Operations for the Years Ended
     December 31, 1998, 1997 and 1996..................................      34

Statement of Stockholders' Equity for the Years Ended
     December 31, 1998, 1997 and 1996..................................      35

Statement of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996..................................      36

Notes to Financial Statements..........................................      37


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Proxim, Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Proxim, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

San Jose, California
January 25, 1999

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                          1998          1997
                                                                        --------      --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.........................................    $ 38,509      $ 62,296
  Marketable securities.............................................      28,178            --
  Accounts receivable, net..........................................       9,193         6,879
  Inventories.......................................................      11,825        12,309
  Deferred tax assets...............................................       1,612         1,625
  Other current assets..............................................         297           346
                                                                        --------      --------
    Total current assets............................................      89,614        83,455
Property and equipment, net.........................................       3,355         3,786
Deferred tax assets.................................................       1,273         1,818
                                                                        --------      --------
                                                                        $ 94,242      $ 89,059
                                                                        ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................    $  2,321      $  1,354
  Other current liabilities.........................................       6,451         9,030
                                                                        --------      --------
    Total current liabilities.......................................       8,772        10,384
                                                                        --------      --------

Commitments (Note 10)

Stockholders' equity:
  Common Stock, $.001 par value, 25,000 shares authorized;
   10,435 and 10,194 shares issued and outstanding..................          10            10
  Additional paid-in capital........................................      83,165        81,068
  Retained earnings (accumulated deficit)...........................       2,295        (2,403)
                                                                        --------      --------
    Total stockholders' equity......................................      85,470        78,675
                                                                        --------      --------
                                                                        $ 94,242      $ 89,059
                                                                        ========      ========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                      1998          1997          1996
                                                    --------      --------      --------
Revenue...........................................  $ 49,711      $ 42,951      $ 41,220
Cost of revenue...................................    25,726        22,359        21,383
                                                    --------      --------      --------
Gross profit......................................    23,985        20,592        19,837
                                                    --------      --------      --------

Operating expenses:
  Research and development........................     7,630         8,720         4,949
  Selling, general and administrative.............    12,555        13,513         9,408
                                                    --------      --------      --------
    Total operating expenses......................    20,185        22,233        14,357
                                                    --------      --------      --------
Income (loss) from operations.....................    3,800         (1,641)        5,480
Interest and other income, net....................    3,339          2,978         2,838
                                                    --------      --------      --------
Income before income taxes........................    7,139          1,337         8,318
Provision for income taxes........................    2,441          1,243         1,664
                                                    --------      --------      --------
Net income........................................  $  4,698      $     94      $  6,654
                                                    ========      ========      ========

Basic net income per share........................  $    .46      $    .01      $    .79
                                                    ========      ========      ========
Weighted average common shares....................    10,318        10,048         8,466
                                                    ========      ========      ========
Diluted net income per share......................  $    .42      $    .01      $    .71
                                                    ========      ========      ========
Weighted average common shares and equivalents....    11,218        11,108         9,386
                                                    ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                           RETAINED
                                          COMMON STOCK       ADDITIONAL     EARNING
                                      --------------------    PAID-IN     ACCUMULATED
                                       SHARES      AMOUNT     CAPITAL       DEFICIT      TOTAL
                                      --------    --------   ----------   -----------   --------
Balance at December 31, 1995.......     7,257     $      7    $ 27,594      $ (9,151)   $ 18,450
Exercise of stock options..........       381            1         822            --         823
Issuance of Common Stock under
   Stock Purchase Plan.............       136           --         610            --         610
Issuance of Common Stock in
  follow-on public offering, net...     2,013            2      47,002            --      47,004
Tax benefit of stock options.......        --           --       2,100            --       2,100
Net income.........................        --           --          --         6,654       6,654
                                      --------    --------    --------      --------    --------

Balance at December 31, 1996.......      9,787          10      78,128        (2,497)     75,641
Exercise of stock options..........        306          --       1,068            --       1,068
Issuance of Common Stock under
   Stock Purchase Plan.............        101          --         692            --         692
Tax benefit of stock options.......         --          --       1,180            --       1,180
Net income.........................         --          --          --            94          94
                                      --------    --------    --------      --------    --------

Balance at December 31, 1997.......     10,194          10      81,068        (2,403)     78,675
Exercise of stock options..........        190          --       1,272            --       1,272
Issuance of Common Stock under
   Stock Purchase Plan.............         51          --         572            --         572
Tax benefit of stock options.......         --          --         253            --         253
Net income.........................         --          --          --         4,698       4,698
                                      --------    --------    --------      --------    --------

Balance at December 31, 1998.......     10,435    $     10    $ 83,165      $  2,295    $ 85,470
                                      ========    ========    ========      ========    ========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                         ------------------------------------
                                                           1998          1997          1996
                                                         --------      --------      --------
Cash flows from operating activities:
  Net income............................................ $  4,698      $     94      $  6,654
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
  Depreciation and amortization.........................    1,669         1,640           983
  Deferred tax assets...................................      558        (1,247)         (965)
  Changes in assets and liabilities:
    Accounts receivable.................................   (2,314)        3,392        (3,461)
    Inventories.........................................      484        (1,830)       (2,588)
    Other assets........................................       49          (145)          (73)
    Accounts payable....................................      967          (479)       (1,914)
    Other current liabilities...........................   (2,579)        5,123         1,997
                                                         --------      --------      --------
        Net cash provided by operating activities.......    3,532         6,548           633
                                                         --------      --------      --------

Cash flows used in investing activities:
    Purchase of property and equipment..................   (1,238)       (1,424)       (3,185)
    Marketable Securities...............................  (28,178)           --            --
                                                         --------      --------      --------
        Net cash used in investing activities...........  (29,416)       (1,424)       (3,185)
                                                         --------      --------      --------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock, net...........    1,844         1,760        48,437
  Tax benefit of stock options..........................      253         1,180         2,100
                                                         --------      --------      --------
      Net cash provided by financing activities.........    2,097         2,940        50,537
                                                         --------      --------      --------

Net increase (decrease) in cash and cash equivalents....  (23,787)        8,064        47,985
Cash and cash equivalents, beginning of period..........   62,296        54,232         6,247
                                                         --------      --------      --------
Cash and cash equivalents, end of period................ $ 38,509      $ 62,296      $ 54,232
                                                         ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:

     Proxim, Inc. (the "Company") designs, manufactures and markets high performance wireless local area data networking products. Based on spread spectrum radio frequency technology, Proxim's highly integrated wireless client adapters and network infrastructure systems seamlessly extend existing enterprise LANs to enable mobility-driven applications in a wide variety of in-building and campus area environments. In addition, the Company's products are designed to address the requirements for networking personal computers in home and small office environments.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Cash Equivalents and Marketable Securities

     The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts and highly rated commercial paper that are stated at cost, which approximate fair value. Marketable securities consist of short-term investments in debt securities classified as available-for-sale. Unrealized gains and losses at December 31, 1998 were not significant.

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

Income Taxes

     A deferred tax liability or asset, net of a valuation allowance, is established for the expected future consequences resulting from the differences between the financial reporting and income tax bases of assets and liabilities and from net operating loss carryforwards.

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

Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation." (See Note 6)

Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) establishes new rules for the reporting of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The adoption of SFAS 130 had no material impact on the Company's net income or stockholders equity.

Segment Reporting

     Financial Accounting Standards Board Statement No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information," requires that companies report separately in the financial statements certain financial and descriptive information about operating segments' profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about revenue and assets by geographic areas and about major customers. The Company operates in one industry segment, and assets located outside of the United States are not significant.

NOTE 3 -- BALANCE SHEET COMPONENTS:

                                                               DECEMBER 31,
                                                          ----------------------
                                                            1998          1997
                                                          --------      --------
                                                               (IN THOUSANDS)
Accounts receivable:
   Gross accounts receivable...........................   $  9,593      $  7,379
   Less: allowance for doubtful accounts...............       (400)         (500)
                                                          --------      --------
                                                          $  9,193      $  6,879
                                                          ========      ========
Inventories:
   Raw materials.......................................   $  5,149      $  6,032
   Work-in-process.....................................      6,028         5,831
   Finished goods......................................        648           446
                                                          --------      --------
                                                          $ 11,825      $ 12,309
                                                          ========      ========
Property and equipment:
   Computer and test equipment.........................   $  8,080      $  7,179
   Furniture and fixtures..............................        758           522
   Leasehold improvements..............................      1,076           975
                                                          --------      --------
                                                             9,914         8,676
   Less: accumulated depreciation and amortization.....     (6,559)       (4,890)
                                                          --------      --------
                                                          $  3,355      $  3,786
                                                          ========      ========
Other current liabilities:
   Income taxes payable................................   $  2,074      $  1,751
   Accrued compensation................................      1,873         1,366
   Deferred revenue....................................        772           422
   Other accrued liabilities...........................      1,732         5,491
                                                          --------      --------
                                                          $  6,451      $  9,030
                                                          ========      ========

NOTE 4 -- INCOME TAXES:

    The provision for income taxes consists of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                              1998          1997          1996
                                            --------      --------      --------
Current:
  Federal............................       $  1,634      $  2,309      $  1,974
  State..............................            249           181           655
                                            --------      --------      --------
                                               1,883         2,490         2,629
                                            --------      --------      --------
Deferred:
  Federal............................            480        (1,082)         (995)
  State..............................             78          (165)           30
                                            --------      --------      --------
                                                 558        (1,247)         (965)
                                            --------      --------      --------
                                            $  2,441      $  1,243      $  1,664
                                            ========      ========      ========

     The tax provision reconciles to the amount computed by applying the U.S. federal statutory rate to income before taxes as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                              1998          1997          1996
                                            --------      --------      --------

Tax at federal statutory rate.............  $  2,427      $    455      $  2,911
State taxes, net of federal tax benefit...       211           118           452
Research and development credits..........      (239)         (104)         (100)
Permanent difference......................       404           912            --
Net operating loss carryforwards,
    net of minimum tax effect.............        --            --          (843)
Change in valuation allowance.............      (362)         (204)         (758)
Other.....................................       --             66             2
                                            --------      --------      --------
                                            $  2,441      $  1,243      $  1,664
                                            ========      ========      ========

           Deferred tax assets comprise the following (in thousands):

                                                               DECEMBER 31,
                                                          ----------------------
                                                            1998          1997
                                                          --------      --------
                                                               (IN THOUSANDS)

 Net operating loss and credit carryforwards............  $  1,095      $  1,406
 Capitalized research and development costs.............       131            98
 Depreciation and amortization..........................       629         1,215
 Accrued expenses and reserves..........................     1,030         1,086
                                                          --------      --------
 Total deferred tax assets..............................     2,885         3,805
 Valuation allowance....................................        --          (362)
                                                          --------      --------
                                                          $  2,885      $  3,443


     At December 31, 1998, the Company had approximately $3,100,000 of net operating loss carryforwards for federal tax reporting purposes available to offset future taxable income; such carryforwards expire through 2008. The amounts of and the benefits from net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events which may cause such limitations include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three year period.

NOTE 5 -- STOCKHOLDERS' EQUITY:

Follow-on Public Offerings

     In July 1996, the Company completed a follow-on public offering of 2,012,500 shares of Common Stock at $25.00 per share and realized proceeds of approximately $47.0 million, net of issuance costs of $795,000.

Preferred Stock

     In December 1993, the stockholders approved a class of Preferred Stock consisting of 5,000,000 shares, at a par value of $.001 per share, issuable in series and having such rights, preferences, privileges and restrictions as may be determined by the Board of Directors. As of December 31, 1998, no Preferred Stock had been issued.

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

1995 Long-Term Incentive Plan

     In April 1995, the Company established the 1995 Long-Term Incentive Plan (the "1995 Plan") and reserved 250,000 shares of Common Stock for issuance to employees, consultants and officers upon the exercise of awards granted thereunder. In March 1996, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 1,000,000 shares to an aggregate of 1,250,000 shares. In May 1997, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 500,000 shares to an aggregate of 1,750,000 shares. In May 1998, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 500,000 shares to an aggregate of 2,250,000 shares. The 1995 Plan provides for the grant of awards in the form of stock options, restricted stock, performance shares, restricted stock units, and stock unit awards to employees, consultants and officers at prices not less than 100% of the fair market value of the Company's Common Stock on the date of grant. The options terminate ten years after the date of grant. Through December 31, 1998, only stock options have been granted under the 1995 Plan and all such options have been granted at the fair market value of the stock at the dates of grant. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 48 month period.

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

     The following table summarizes stock option activity under the Company's stock option plans (shares in thousands):

                                          SHARES       OPTIONS     WEIGHTED AVERAGE
                                         AVAILABLE   OUTSTANDING   EXERCISED PRICE
                                         ---------   -----------   ----------------
Balance at December 31, 1995............      460        1,335          $  4.20
   Shares authorized....................    1,000           --
   Termination of 1986 Plan.............     (120)          --
   Options granted......................     (602)         602            20.19
   Options exercised....................       --         (380)            2.21
   Options canceled.....................       41          (41)           13.45
                                         --------     --------

Balance at December 31, 1996............      779        1,516            10.79
   Shares authorized....................      600           --
   Termination of 1986 Plan.............      (40)          --
   Options granted......................   (1,589)       1,589            11.16
   Options exercised....................       --         (305)            3.37
   Options canceled.....................      560         (560)           18.80
                                         --------     --------

Balance at December 31, 1997............      310        2,240            10.06
   Shares authorized....................      500           --
   Options granted......................     (769)         769            12.35
   Options exercised....................       --         (190)            6.52
   Options canceled.....................      173         (203)           13.94
                                         --------     --------

Balance at December 31, 1998............      214        2,616          $ 10.69
                                         ========     ========

     At December 31, 1998, 1997 and 1996, options for 981,000, 551,000 and
556,000 shares of common stock, respectively, were vested but not exercised. In October 1997, the Company canceled 467,000 options outstanding for non-officer employees under the option plans with exercise prices greater than $10.75, and reissued the options with an exercise price of $10.75.

     The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 1998 (shares in thousands):

                                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                   -------------------------------------------------   ------------------------------
                                 WEIGHTED AVERAGE
   RANGE OF          NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
----------------   -----------   ----------------   ----------------   -----------   ----------------
  $.25 -- $ 1.50        107            4.60              $   .84           107            $   .84
 $4.00 -- $ 9.63        308            6.11              $  6.42           300            $  6.36
$10.38 -- $18.63      2,159            8.28              $ 11.48           544            $ 11.70
$19.19 -- $27.50         37            8.40              $ 24.07            25            $ 25.95
$45.50 -- $45.50          5            7.38              $ 45.50             5            $ 45.50
                     ------                                              ------
  $.15 -- $45.50      2,616            7.88              $ 10.69           981            $  9.43
                     ======                                              ======


1993 Employee Stock Purchase Plan

     In September 1993, the Company established the 1993 Employee Stock Purchase Plan (the "Purchase Plan"). The Company initially reserved 200,000 shares of Common Stock for issuance to employees under the Purchase Plan. In March 1996, the Company's Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase Plan by 200,000 shares to an aggregate of 400,000 shares. In May 1997, the Company's Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase Plan by 200,000 shares to an aggregate of 600,000 shares. In May 1998, the Company's Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase Plan by 200,000 shares to an aggregate of 800,000 shares. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of his or her total compensation, at a price per share equal to 85% of the lesser of the fair market value of the Company's Common Stock at the first day or last day of each six-month offering period. Offering periods commence on August 15 and February 15. During 1998, 1997 and 1996, the Company issued 51,265, 99,709, and 135,736 shares, respectively, of Common Stock under the Purchase Plan.

Pro Forma Disclosure

     The weighted average estimated grant date fair value, as defined by FAS 123, for stock options granted under the Company's stock option plans during 1998, 1997 and 1996 was $7.73, $5.59 and $13.31 per share, respectively. The weighted average estimated grant date fair value of stock purchase rights granted pursuant to the Company's employee stock purchase plan during 1998, 1997 and 1996 was $4.93, $1.81 and $2.05 per share, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option and purchase awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

     The following weighted average assumptions are included in the estimated grant date fair value calculations for the Company's stock option and purchase awards:

                                                  1998       1997       1996
                                                 ------     ------     ------
Stock option plans:
  Expected dividend yield...............           0.0%       0.0%       0.0%
  Expected stock price volatility.......          92.0%      99.0%     109.8%
  Risk free interest rate...............          5.07%      6.27%      6.19%
  Expected life (years).................          2.68       2.68       2.68

Stock purchase plan:
  Expected dividend yield...............           0.0%       0.0%       0.0%
  Expected stock price volatility.......          70.5%      64.0%     152.4%
  Risk free interest rate...............          4.97%      5.63%      5.29%
  Expected life (years).................           0.5        0.5        0.5


Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

     Had the Company recorded compensation based on the estimated grant date fair value, as defined by FAS 123, for awards granted under its stock option plans and stock purchase plan, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the years ended December 31, 1998, 1997 and 1996 (in thousands, except per share amounts):

                                                      1998        1997        1996
                                                     -------     -------     -------
Net income as reported.............................  $ 4,698     $    94     $ 6,654
Pro forma net income (loss)........................  $ 1,080     $(2,474)    $ 4,828

Diluted net income per share as reported...........  $  0.42     $  0.01     $  0.71
Pro forma diluted net income (loss) per share .....  $  0.10     $ (0.24)    $  0.52


     The pro forma effect on net income and net income per share for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

NOTE 7 - NET INCOME PER SHARE:

     The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations:

                                                              YEAR ENDED DECEMBER 31,
                                                      ------------------------------------
                                                        1998          1997          1996
                                                      --------      --------      --------
                                                      (in thousands, except per share data)
BASIC NET INCOME PER SHARE:
  Net income available to Common Stockholders.......  $  4,698      $     94      $  6,654
                                                      ========      ========      ========
  Weighted average common shares....................    10,318        10,048         8,466
                                                      ========      ========      ========
  Basic net income per share........................  $    .46      $    .01      $    .79
                                                      ========      ========      ========

DILUTED NET INCOME PER SHARE:
  Net income available to Common Stockholders.......  $  4,698      $     94      $  6,654
                                                      ========      ========      ========
  Weighted average common shares....................    10,318        10,048         8,466
  Dilutive common stock equivalents.................       900         1,060           945
                                                      --------      --------      --------
  Weighted average common shares and equivalents....    11,218        11,108         9,386
                                                      ========      ========      ========
  Diluted net income per share......................  $    .42      $    .01      $    .71

     During 1998 and 1997, options to purchase 43,184 and 94,771 shares of Common Stock, respectively, were antidilutive and excluded from the dilutive net income per share calculations because the options' exercise price was greater than the average market price of the common shares.

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

NOTE 9 -- CONCENTRATION OF SALES AND CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and trade accounts receivable. The Company places its cash and cash equivalents and marketable securities primarily in market rate accounts and highly rated commercial paper. The Company, by policy, limits the amount of credit exposure to any one financial institution or commercial issuer.

     The Company generally extends 30-day credit terms to its customers, which is consistent with industry business practices. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. To date the Company has not experienced any material credit losses. All sales transactions are denominated in U.S. dollars.

     During 1998, revenue from two customers represented 41% and 11% of total revenue. During 1997, revenue from three customers represented 28%, 17% and 10% of total revenue. During 1996, revenue from three customers represented 22%, 22% and 12% of total revenue.

     Revenue from shipments to customers outside the United States, primarily in Asia Pacific, Europe and South America, represented 17%, 26% and 31% of total revenue in 1998, 1997 and 1996, respectively. Revenue from shipments to customers in Japan represented 4% , 17% and 22% of total revenue in 1998, 1997 and 1996, respectively.

     At December 31, 1998, outstanding receivables from two customers represented 27% and 18% of gross receivables. At December 31, 1997, outstanding receivables from three customers represented 19%, 17% and 11% of gross receivables.

NOTE 10 -- COMMITMENTS:

     The Company occupies its facility under a non-cancelable operating lease agreement which expires in June 2000 and which requires payment for property taxes, insurance, maintenance and utilities. Total rental expense related to this operating lease was $504,000, $504,000 and $456,000 for 1998, 1997 and
1996, respectively.

     Future minimum lease payments under non-cancelable leases at December 31, 1998 were as follows (in thousands):

Year ending December 31,
1999............................................. $ 504
2000................. ...........................   252
                                                  -----
Total minimum lease payments                      $ 756
                                                  =====

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

10.a. Information with respect to directors is incorporated by reference from the information under the caption "Election of Directors," in the Registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

10.b. Information with respect to directors and executive officers is included at the end of PART I, Item 1. on page 12 of this Report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the captions "Executive Compensation" in the Registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements: See Index to Financial Statements at Item 8. on page 31 of this Report.

   (2) Financial Statement Schedules: See Item 8. on page 31 of this Report.

   (3) Exhibits:

EXHIBIT #                              DESCRIPTION OF DOCUMENT
---------        ---------------------------------------------------------------------
   3.1(1)        Amended Articles of Incorporation.
   3.2(1)        Certificate of Incorporation of Registrant.
   3.3(1)        Restated Certificate of Incorporation.
   3.4(1)        Bylaws of Registrant.
   3.5(6)        Preferred Shares Rights Agreement.
   4.1(1)        Form of Common Stock Certificate.
   4.2(1)        Series A Preferred Stock Purchase Agreement dated May 2, 1991.
   4.3(1)        Registration and Information Rights and Modification Agreement
                 dated May 2, 1991.
  10.1(1)(5)     Form of Registrant's Indemnification Agreement for Officers and
                 Directors, Delaware.
  10.2(1)(5)     1993 Employee Stock Purchase Plan and form of Subscription Agreement.
  10.3(1)(5)     1986 Incentive Stock Option Plan and form of Stock Option Agreement.
  10.4(1)        Services Agreement dated June 17, 1992 between Proxim and Sears
                 Technology Services Inc.
  10.5(1)        Lease Agreement dated February 18, 1993 between Proxim and Vanni
                 Business Park Partnership.
  10.6(1)        Security and Loan Agreement dated August 17, 1993 between Proxim,
                 Inc. and Imperial Bank.
  10.7(2)        Amendment to Lease Agreement dated August 28, 1994 between Proxim,
                 Inc. and Vanni Business Park Partnership.
  10.8(3)(5)     1994 Director Option Plan and form of Subscription Agreement.
  10.9(4)(5)     1995 Long-Term Incentive Plan and form of Subscription Agreement.
  10.10          Change of Control Severance Agreement entered into June 18, 1998 between Registrant and David C. King.
  10.11          Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Brian Button.
  10.12          Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Keith E. Glover.
  10.13          Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Juan Grau.
  10.14          Change of Control Severance Agreement entered into October 19, 1998 between Registrant and Brian Messenger.
  23.1           Consent of Independent Accountants.
  27.1           Financial Data Schedule

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

(6) Incorporated by reference to the Registrant's Registration Statement filed with the Securities and Exchange Commission on April 7, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 26th day of March, 1999.

                                        PROXIM, INC.


                                        By: /s/   KEITH E. GLOVER
                                           -------------------------------------
                                           (Keith E. Glover, Vice President of
                                           Finance and Administration, and Chief
                                           Financial Officer)

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

         SIGNATURE                            TITLE                            DATE
         ---------                            -----                            ----
/s/ DAVID C. KING               Chairman of the Board of Directors,        March 26, 1999
-----------------------------   President and Chief Executive Officer
(David C. King)                 (Principal Executive Officer)

/s/ KEITH E. GLOVER             Vice President of Finance and              March 26, 1999
-----------------------------   Administration, and Chief Financial
(Keith E. Glover)               Officer (Principal Financial and
                                Accounting Officer)

/s/ RAYMOND CHIN                Director                                   March 26, 1999
-----------------------------
(Raymond Chin)

/s/ LESLIE G. DENEND            Director                                   March 26, 1999
-----------------------------
(Leslie G. Denend)

/s/ GREG REYES                  Director                                   March 26, 1999
-----------------------------
(Greg Reyes)

/s/ JEFFREY D. SAPER            Director and Secretary                     March 26, 1999
-----------------------------
(Jeffrey D. Saper)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION OF DOCUMENT
-------        ---------------------------------------------------------------------
   3.1(1)        Amended Articles of Incorporation.
   3.2(1)        Certificate of Incorporation of Registrant.
   3.3(1)        Restated Certificate of Incorporation.
   3.4(1)        Bylaws of Registrant.
   3.5(6)        Preferred Shares Rights Agreement.
   4.1(1)        Form of Common Stock Certificate.
   4.2(1)        Series A Preferred Stock Purchase Agreement dated May 2, 1991.
   4.3(1)        Registration and Information Rights and Modification Agreement
                 dated May 2, 1991.
  10.1(1)(5)     Form of Registrant's Indemnification Agreement for Officers and
                 Directors, Delaware.
  10.2(1)(5)     1993 Employee Stock Purchase Plan and form of Subscription Agreement.
  10.3(1)(5)     1986 Incentive Stock Option Plan and form of Stock Option Agreement.
  10.4(1)        Services Agreement dated June 17, 1992 between Proxim and Sears
                 Technology Services Inc.
  10.5(1)        Lease Agreement dated February 18, 1993 between Proxim and Vanni
                 Business Park Partnership.
  10.6(1)        Security and Loan Agreement dated August 17, 1993 between Proxim,
                 Inc. and Imperial Bank.
  10.7(2)        Amendment to Lease Agreement dated August 28, 1994 between Proxim,
                 Inc. and Vanni Business Park Partnership.
  10.8(3)(5)     1994 Director Option Plan and form of Subscription Agreement.
  10.9(4)(5)     1995 Long-Term Incentive Plan and form of Subscription Agreement.
  10.10          Change of Control Severance Agreement entered into June 18, 1998 between Registrant and David C. King.
  10.11          Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Brian Button.
  10.12          Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Keith E. Glover.
  10.13          Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Juan Grau.
  10.14          Change of Control Severance Agreement entered into October 19, 1998 between Registrant and Brian Messenger.
  23.1           Consent of Independent Accountants.
  27.1           Financial Data Schedule

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