Form 10-Q
period 1999-03-31
PROXIM INC /DE/
filed 1999-05-17
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______


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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Title of Class                 Outstanding as of March 31, 1999
             --------------                 --------------------------------
 Common Stock, par value $.001 per share               10,673,355

                                  PROXIM, INC.

                                      Index

PART 1 - FINANCIAL INFORMATION                                                   Page
                                                                                 ----
     Item 1. Financial Statements:

         Balance Sheet at March 31, 1999 and December 31, 1998 .................   3
         Statement of Operations for the Three Months Ended
           March 31, 1999 and 1998..............................................   4

         Statement of Cash Flows for the Three Months Ended
           March 31, 1999 and 1998..............................................   5

         Notes to Financial Statements..........................................   6

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operation ........................................   7

PART  II - OTHER INFORMATION

     Item 5. Other Information..................................................  19

     Item 6. Reports on Form 8-K................................................  19

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        MARCH 31,   DECEMBER 31,
                                                                          1999          1998
                                                                        ---------   ------------
                                          ASSETS
 Current assets:
    Cash and cash equivalents .....................................      $ 29,239      $ 38,509
    Marketable securities .........................................        40,597        28,178
    Accounts receivable, net ......................................         8,371         9,193
    Inventories ...................................................        12,682        11,825
    Deferred tax assets ...........................................         1,612         1,612
    Other current assets ..........................................           323           297
                                                                         --------      --------
       Total current assets .......................................        92,824        89,614
 Property and equipment, net ......................................         3,520         3,355
 Deferred tax assets ..............................................         1,273         1,273
                                                                         --------      --------
                                                                         $ 97,617      $ 94,242
                                                                         ========      ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................................      $  2,143      $  2,321
   Other current liabilities ......................................         7,141         6,451
                                                                         --------      --------
      Total current liabilities ...................................         9,284         8,772
                                                                         --------      --------
Stockholders' equity:
   Common Stock, $001 par value, 25,000 shares authorized;
      10,673 and 10,435 shares issued and outstanding .............            11            10
   Additional paid-in capital .....................................        85,291        83,165
   Retained earnings ..............................................         3,031         2,295
                                                                         --------      --------
      Total stockholders' equity ..................................        88,333        85,470
                                                                         --------      --------
                                                                         $ 97,617      $ 94,242
                                                                         ========      ========

The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            ----------------------
                                                              1999          1998
                                                            --------      --------
Revenue ..............................................      $ 14,750      $ 10,250
Cost of revenue ......................................         7,674         5,299
                                                            --------      --------
Gross profit .........................................         7,076         4,951
                                                            --------      --------
Operating expenses:
   Research and development ..........................         3,108         1,811
   Selling, general and administrative ...............         3,096         2,698
                                                            --------      --------
      Total operating expenses .......................         6,204         4,509
                                                            --------      --------
Income from operations ...............................           872           442
Interest and other income, net .......................           852           795
                                                            --------      --------
Income before income taxes ...........................         1,724         1,237
Provision for income taxes ...........................           988           371
                                                            --------      --------
Net income ...........................................      $    736      $    866
                                                            ========      ========
Basic net income per share ...........................      $   0.07      $   0.08
                                                            ========      ========
Weighted average common shares .......................        10,593        10,251
                                                            ========      ========
Diluted net income per share .........................      $   0.06      $   0.08
                                                            ========      ========
Weighted average common shares and equivalents .......        12,041        10,875
                                                            ========      ========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                         1999           1998
                                                                       --------       --------
Cash flows from operating activities:
   Net income ......................................................   $    736       $    866
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
   Depreciation and amortization ...................................        388            428
   Changes in assets and liabilities:
      Accounts receivable, net .....................................        822           (465)
      Inventories ..................................................       (857)           441
      Other assets .................................................        (26)            43
      Accounts payable .............................................       (178)          (152)
      Other current liabilities ....................................        690         (2,130)
                                                                       --------       --------
        Net cash provided by (used in) operating activities ........      1,575           (969)
                                                                       --------       --------
Cash flows used in investing activities:
      Purchases of property and equipment ..........................       (553)          (160)
      Purchase of marketable securities ............................    (12,419)       (22,638)
                                                                       --------       --------
        Net cash used in investing activities ......................    (12,972)       (22,798)
                                                                       --------       --------
Cash flows provided by financing activities from issuance of
    Common Stock ...................................................      2,127            455
                                                                       --------       --------
Net increase (decrease) in cash and cash equivalents ...............     (9,270)       (23,312)
Cash and cash equivalents, beginning of period .....................     38,509         62,296
                                                                       --------       --------
Cash and cash equivalents, end of period ...........................   $ 29,239       $ 38,984
                                                                       ========       ========

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

    The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) which Proxim, Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the balance sheets. The interim financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, included in the 1998 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1999.

INVENTORIES (IN THOUSANDS)

                                                            MARCH 31,   DECEMBER 31,
                                                              1999         1998
                                                           -----------  -----------
                                                           (UNAUDITED)  (UNAUDITED)
Raw materials ..........................................     $ 6,098     $ 5,149
Work-in-process ........................................       6,029       6,028
Finished goods .........................................         555         648
                                                             -------     -------
                                                             $12,682     $11,825
                                                             =======     =======

NET INCOME PER SHARE:

    The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            ----------------------
                                                              1999          1998
                                                            --------      --------
BASIC NET INCOME PER SHARE:
  Net income available to Common Stockholders ........      $    736      $    866
                                                            ========      ========
  Weighted average common shares .....................        10,593        10,251
                                                            ========      ========
  Basic net income per share .........................      $    .07      $    .08
                                                            ========      ========

DILUTED NET INCOME PER SHARE:
  Net income available to Common Stockholders ........      $    736      $    866
                                                            ========      ========
  Weighted average common shares .....................        10,593        10,251
  Dilutive common stock equivalents ..................         1,448           624
                                                            --------      --------
  Weighted average common shares and equivalents .....        12,041        10,875
                                                            ========      ========
  Diluted net income per share .......................      $    .06      $    .08
                                                            ========      ========

    Options to purchase 50,000 and 172,287 shares of common stock were outstanding at March 31, 1999 and 1998, respectively, and were antidilutive and excluded from the dilutive net income per share calculations because the options' exercise prices were greater than the average market price of the common shares.

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

    The following discussion should be read in conjunction with the Company's 1998 Financial Statements and Notes thereto.

    The following table presents the percentages of total revenue represented by certain line items from the Statement of Operations for the periods indicated.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           -------------------
                                                            1999         1998
                                                           ------       ------
Revenue ................................................    100.0%       100.0%
Cost of revenue ........................................     52.0%        51.7%
                                                           ------       ------
Gross profit ...........................................     48.0%        48.3%
                                                           ------       ------
Operating expenses:
   Research and development ............................     21.1%        17.7%
   Selling, general and administrative .................     21.0%        26.3%
                                                           ------       ------
      Total operating expenses .........................     42.1%        44.0%
                                                           ------       ------
Income from operations .................................      5.9%         4.3%
Interest and other income, net .........................      5.8%         7.7%
                                                           ------       ------
Income before income taxes .............................     11.7%        12.0%
Provision for income taxes .............................      6.7%         3.6%
                                                           ------       ------
Net income .............................................      5.0%         8.4%
                                                           ======       ======

RESULTS OF OPERATIONS

REVENUE

    Revenue increased 44% in the first quarter of 1999 compared to the first quarter of 1998. The increase in revenue in the first quarter of 1999 compared to the first quarter of 1998 was primarily attributable to shipments to distributors and OEM customers that sell RangeLAN2-based 2.4 GHz product lines in North America, Europe and Japan and, to a lesser extent, shipments of Symphony cordless home networking products sold through retail and online channels. The increase was partially offset by lower revenue from sales of 900 MHz products.

GROSS PROFIT

    Gross profit as a percentage of revenue was 48.0% and 48.3% in the first quarter of 1999 and 1998, respectively. Gross profit as a percentage of revenue decreased in the first quarter of 1999 compared to the first quarter of 1998 due to declining average selling prices on RangeLAN2 products, an increase in revenue from lower gross margin Symphony products and a decrease in revenue from higher gross margin 900 MHz products, partially offset by cost reductions on RangeLAN2 products.

RESEARCH AND DEVELOPMENT

    Research and development expenses increased in absolute dollars during the first quarter of 1999 compared to the first quarter of 1998 primarily due to the increased number of engineering employees, continued investment in integrating the Company's technology into application specific integrated circuits ("ASICs"), development of wireless protocols and network software drivers, costs related to product performance enhancements, cost reductions in the RangeLAN2 architecture, costs related to both domestic and international product certifications, development of products based on Institute of Electrical and Electronics Engineers ("IEEE") 802.11 standard, development of 5 GHz high-speed wireless LAN technology and a $1,100,000 charge related to a minority investment in a startup company developing ultra-broadband wireless products. Research and development expenses increased as a percentage of revenue in the first quarter of 1999 compared to the first quarter of 1998 primarily due to the increase in personnel and development program costs and the charge in the first quarter of 1999. To date, all of the Company's research and development costs have been expensed as incurred. The Company expects that research and development expenses will continue to increase in absolute dollars but may vary over time as a percentage of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased in absolute dollars during the first quarter of 1999 compared to the first quarter of 1998 primarily due to the hiring of additional marketing and sales personnel to support the Company's growth, particularly its expansion into international and consumer markets, as well as increased trade show and promotional expenses. Selling, general and administrative expenses decreased as a percentage of revenue in the first quarter of 1999 compared to the first quarter of 1998 primarily due to the increase in revenue partially offset by higher personnel and promotional expenses. The Company expects that selling, general and administrative expenses will vary over time as a percentage of revenue.

INTEREST AND OTHER INCOME, NET

    Interest and other income, net increased in the first quarter of 1999 compared to the first quarter of 1998 primarily due to higher invested cash balances.

INCOME TAXES

    The Company's estimated effective income tax rate was 35% for the first quarter of 1999 before the non-deductible charge, compared to 30% for the first quarter of 1998. The 1998 estimated effective income tax rate was less than the combined federal and state statutory rates based primarily on tax credits.

LIQUIDITY AND CAPITAL RESOURCES

    In the first quarter of 1999, $1,575,000 of cash and cash equivalents were provided by operating activities, primarily by net income, a decrease in accounts receivable and an increase in other current liabilities, partially offset by cash used to fund an increase in inventory and a decrease in accounts payable. In the first quarter of 1998, $969,000 of cash and cash equivalents were used in operating activities, primarily to fund an increase in accounts receivable and a decrease in other current liabilities and accounts payable, partially offset by net income for the period and cash provided by a decrease in inventory.

    In the first quarters of 1999 and 1998, the Company purchased $553,000 and $160,000, respectively, of property and equipment. Capital expenditures in the first quarters of 1999 and 1998 were primarily for manufacturing and engineering test equipment.

    At March 31, 1999, the Company had working capital of $83,540,000, including $29,239,000 in cash and cash equivalents and $40,597,000 in marketable securities. The Company believes that its working capital and cash generated from operations, if any, will be sufficient to finance cash acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, the Company will consider raising additional financing. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

YEAR 2000 READINESS DISCLOSURE

    Customary computer programming practices, developed prior to the upcoming change in the century becoming a concern, have used two digits rather than four to identify the year in a date field. If not corrected, many computer applications may fail to treat year dates intended to represent years in the twenty-first century as such but instead treat them as still in the twentieth century. This failure could potentially result in system failure or miscalculations disruptive to business operations, including, among other things, an inability to initiate, receive, process, invoice or otherwise complete normal business activities. These Year 2000 issues affect virtually all companies and organizations.

    The Year 2000 issues affect the Company's internal operations. Management is engaged in a comprehensive program to assess its Year 2000 risk exposure and to plan and implement remedial and corrective action where necessary. The Company has several computer software programs and operating systems in its internal operations, including applications used in its financial, human resources (HR), order management and manufacturing information systems. Management has reviewed all of its major internal systems, including HR, financial and manufacturing systems, to assess Year 2000 readiness and to identify critical systems that require correction or remediation. The Company's existing HR, financial and manufacturing information systems will be Year 2000 ready by the second quarter of 1999.

    Management is working with consultants to develop and implement a new manufacturing and finance information system. The new system was identified as a strategic business initiative independent of Year 2000 considerations. While the new information system will be a dynamic one permitting ongoing improvements as business needs are identified, the basic operational systems are expected to be substantially completed in 1999 at a total estimated expenditure of approximately $2 million. These time and cost targets are management's current best estimates based on presently available information and numerous assumptions. Given the uncertainties and complexities inherent in any new system installation, there can be no assurance that the project will be completed within the estimated time and cost parameters. A significant disruption of the Company's financial or manufacturing information systems would adversely impact its ability to process orders, manage production and issue and pay invoices, and may have a material adverse impact on operating results and financial condition.

    The Company's manufacturing processes incorporate sophisticated computer integrated manufacturing test systems that depend on a mix of proprietary software and systems and software purchased from third parties. Failure of these systems would cause a disruption in the manufacturing process and could result in a delay in completion and shipment of products. Management's assessment of the Year 2000 readiness of its manufacturing systems is approximately 90% complete. Based on information currently available, management believes that its internal systems will not be materially impacted by Year 2000 issues. However, the Company cannot guaranty that a significant disruption in its systems resulting from a Year 2000 problem will not occur. If the computer integration system fails for this or any other reason, there could be a material adverse impact on operating results and financial condition.

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

    Management is currently developing various types of contingency plans to address potential problems with critical internal systems and third party interactions. Management's contingency plans include procedures for dealing with a major disruption of internal business systems, plans for a long term factory shutdown and identification of alternative vendors of critical materials in the event of a Year 2000 related disruption in supply. Contingency planning will continue through at least 1999, and will depend heavily on the results of the remediation and testing of critical systems. The potential ramifications of a Year 2000 type failure are potentially far-reaching and largely unknown. The Company cannot guaranty that a contingency plan in effect at the time of a system failure will adequately address the immediate or long term effects of a failure, or that such a failure would not have a material adverse impact on its operations or financial results in spite of prudent planning.

    The Company's costs to date related to the Year 2000 issue consist primarily of reallocation of internal resources to evaluate and assess the system as described above and to plan remediation and testing efforts. The Company has not maintained detailed accounting records, but based on its review of department budgets and staff allocations, the Company believes these costs to be immaterial. Management currently estimates that the total cost of ongoing assessment, remediation, testing and planning directly related to Year 2000 issues will amount to approximately $2.5 million. Of this, approximately $2 million is expected to consist of expenses attributed to cost of software and external consulting fees and $500,000 for capital expenditures. The capital expenditures represent early replacement of information technology equipment and software to obtain the full benefits of Year 2000 protections versus the normal technical obsolescence replacement cycle. The estimate is based on the current assessment of the projects and is subject to change as the projects progress. The Company cannot guaranty that remediation and testing will identify issues which require additional expenditure of material amounts which could result in an adverse impact on financial results in future reporting periods.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    In addition to the other information in this Form 10Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

    Potential Fluctuations in Future Operating Results. The Company has experienced, and may in the future continue to experience, significant annual and quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, many of which are outside the Company's control. These factors include fluctuating market demand for, and declines in the average selling prices of, the Company's products, the timing of and delays or cancellations of significant orders from major customers, loss of one or more of the Company's major customers, the cost, availability and quality of components from the Company's suppliers, the cost, availability, and quality of assemblies from contract and subcontract manufacturers, the lengthy sales and design-in cycles for OEM products, delays in the introduction of the Company's new products, competitive product announcements and introductions, market adoption of new technologies, market adoption of standards-based products (such as those compliant with the IEEE 802.11 standard or the HomeRF SWAP standard), the mix of products sold, the effectiveness of the Company's distribution channels, the success of the Company in developing new distribution channels, the sell through rate of the Company's Symphony products through consumer retail channels, management of retail channel inventories, the failure to anticipate changing customer product requirements, seasonality in demand, manufacturing capacity and efficiency, changes in the regulatory environment, product health and safety concerns, Year 2000 issues and general economic conditions.

    Historically, the Company has not operated with a significant order backlog and a substantial portion of the Company's revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, the Company's revenue expectations are based almost entirely on its internal estimates of future demand and not on firm customer orders. Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates, and if orders and revenue do not meet expectations, the Company's operating results could be materially adversely affected. In this regard, in the third quarter of 1997, the Company experienced a decrease in revenue and an operating loss as a result of a significant decrease in orders from two of the Company's major customers. There can be no assurance that the Company will not experience future quarter to quarter decreases in revenue or quarterly operating losses. In addition, due to the timing of orders from OEM customers, the Company has often recognized a substantial portion of its revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products have caused, and may in the future cause, operating results to vary significantly from quarter to quarter.

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

    Dependence on a Limited Number of OEM Customers. Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 58%, 59% and 62% of the Company's sales during the first quarter of 1999, and calendar years 1998 and 1997, respectively, were to OEM customers. In addition, sales to two customers represented approximately 32% and 12% of the Company's revenue during the first quarter of 1999. Sales to two customers represented approximately 41% and 11% of the Company's revenue during 1998. Sales to three customers represented approximately 28%, 17% and 10% of the Company's revenue during 1997. The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future.

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

    The Company's principal facility is currently located in approximately 40,000 square feet of office space in Mountain View, California under a lease that expires June 30, 2000. In addition, the Company recently entered into a lease for approximately 139,000 square feet in two buildings in Sunnyvale, California near its current facility. This lease expires on August 31, 2003. The Company plans to relocate its current facility to Sunnyvale in July 1999. The current expansion and relocation could cause a disruption in operations and unexpected costs which could have a material adverse effect on the Company's business and operating results.

    Rapid Technological Change; Ongoing New Product Development Requirements; Evolving Industry Standards. The wireless communications industry is characterized by rapid technological change, short product life cycles and evolving industry standards. To remain competitive, the Company must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness. The Company's research and development efforts are focused on implementing enhancements to existing products, investigating new technologies and developing new products. Since 1994 the Company's research and development efforts have been concentrated on enhancing features and performance and reducing the cost of the RangeLAN2-based products, including development of the Symphony product line. These efforts include developing and integrating the Company's technology into ASICs/MMICs, development of wireless protocols and network software drivers, performance enhancements and cost reductions to wireless adapter and access point products and efforts related to both domestic and international product certification. In 1997 and 1998, and in the first quarter of 1999 the Company substantially increased its research and development efforts in developing Institute of Electrical and Electronics Engineers ("IEEE") 802.11 standard based products and 5 GHz high-speed wireless LAN technology based on the HiperLAN standard.

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

    The Company has substantially increased its research and development expenses to develop new technologies related to 5 GHz high-speed wireless LAN products. In this regard, in the fourth quarter of 1997, the Company took a charge of $2,500,000 to research and development expense for the acquisition of certain technology to be used in developing a new family of 5 GHz high-speed wireless LAN products. Additionally, in the first quarter of 1999, the Company took a $1,100,000 charge related to a minority investment in LAN startup company developing ultra-broadband wireless products. In addition, the Company is a core member of the HomeRF Working Group, an industry consortium that is establishing an open industry standard (SWAP specification) for wireless digital communications between PCS and consumer electronic devices, including a common interface specification that supports wireless data and voice services in and around the home. There can be no assurance that the HomeRF SWAP specification, or products developed by the Company to comply with the specification will have a meaningful commercial impact. Given the emerging nature of the wireless LAN market, there can be no assurance that the RangeLAN2 products and technology, or the Company's other products or technology, will not be rendered obsolete by alternative technologies.

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

    International Sales. Revenue from shipments by the Company to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 22%, 17% and 26% of total revenue during the first quarter of 1999, and calendar years 1998 and 1997. The Company expects that revenue from shipments to international customers will vary as a percentage of total revenue. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, and potential political and economic instability.

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

    In view of the rapid technological change in this industry, Proxim believes that the technical expertise and creative skills of its engineers and other personnel are crucial in determining the Company's future success. The Company's ability to compete in the marketplace may be enhanced by its ability to protect its proprietary information through the ownership of patents, registrations and trademarks. The Company attempts to protect its trade secrets and other proprietary information through agreements with customers and suppliers, proprietary information and invention assignment agreements with employees and other security measures. However, although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. Litigation may be necessary to enforce the Company's patents, trademarks or other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business and operating results. No intellectual property of the Company has been invalidated or declared unenforceable. However, there can be no assurance that in the future such rights will be upheld. Furthermore, there can be no assurance that any issued patents will provide the Company with a competitive advantage or will not be challenged by third parties or that the patents of others will not have an adverse effect on the Company's ability to do business. As the number of products in the wireless LAN market increase, and related functionalities and features overlap, the Company may become increasingly subject to infringement claims. These claims also might require the Company to enter into royalty or license agreements. Any such claims, with or without merit, could cause costly litigation and could require significant management time. There can be no assurance that, if required, the Company could obtain such royalty or license agreement on terms acceptable to management. There can be no assurance that the measures taken by the Company will prevent misappropriation of its technology. In addition, there can be no assurance that others will not independently develop similar products, design around the Company's proprietary technology or duplicate the Company's products.

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

                                     PART II

ITEM 5. OTHER INFORMATION

    Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, the proxies of management would be allowed to use their discretionary voting authority with respect to any non Rule 14a-8 stockholder proposal raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement, unless the stockholder has notified the Company of such proposal at least 45 days prior to the month and day on which the Company mailed its prior year's proxy statement. Since the Company mailed its proxy statement for the 1999 annual meeting of stockholders on April 30, 1999, the deadline for receipt of any such stockholder proposal for the 1999 annual meeting of stockholders is March 16, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits:

  EXHIBIT #       DESCRIPTION OF DOCUMENT
  ---------       -----------------------
    10.15         Sublease agreement dated March 30, 1999 between Applied Materials, Inc and Proxim, Inc.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 14th day of May, 1999.

                                        PROXIM, INC.

                                        By: /s/ Keith E. Glover
                                            ------------------------------------
                                            Keith E. Glover,
                                            Vice President of Finance and
                                            Administration and
                                            Chief Financial Officer

Dated:  May 14, 1999

                               INDEX TO EXHIBITS

   Exhibit
    Number        Description
   -------        ------------
    10.15         Sublease agreement dated March 30, 1999 between Applied
                  Materials, Inc and Proxim, Inc.

    27.1          Financial Data Schedule