Form 10-Q
period 1999-06-30
PROXIM INC /DE/
filed 1999-08-13
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                               510 DEGUIGNE DRIVE
                           SUNNYVALE, CALIFORNIA 94086
                                 (408) 731-2700
               (Address, including zip code, and telephone number,
        including area code, of Registrant's principal executive offices)

                                 --------------

                            295 NORTH BERNARDO AVENUE
                         MOUNTAIN VIEW, CALIFORNIA 94043
                                 (650) 960-1630
                  (Former address, if change since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

          Title of Class                        Outstanding as of June 30, 1999
---------------------------------------         -------------------------------
Common Stock, par value $.001 per share                   11,464,023

                                  PROXIM, INC.

                                      Index

PART 1 - FINANCIAL INFORMATION                                                           Page
                                                                                         ----
     Item 1.  Financial Statements:

          Balance Sheet at June 30, 1999 and December 31, 1998 ........................      3

          Statement of Operations for the Three Months and Six Months
            Ended June 30, 1999 and 1998 ..............................................      4

          Statement of Cash Flows for the Six Months Ended
            June 30, 1999 and 1998 ....................................................      5

          Notes to Financial Statements ...............................................      6

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ..........................................      7

PART  II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders .....................     19

          Item 5.  Other Information ..................................................     19

          Item 6.  Exhibits and Reports on Form 8-K ...................................     20

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        JUNE 30,       DECEMBER 31,
                                                                          1999             1998
                                                                        --------       ------------
                                              ASSETS
 Current assets:
    Cash and cash equivalents ....................................      $ 42,060         $ 38,509
    Marketable securities ........................................        45,988           28,178
    Accounts receivable, net .....................................         9,106            9,193
    Inventories ..................................................        12,544           11,825
    Deferred tax assets ..........................................         1,612            1,612
    Other current assets .........................................           278              297
                                                                        --------         --------
       Total current assets ......................................       111,588           89,614
 Property and equipment, net .....................................         6,299            3,355
 Deferred tax assets and other assets ............................         3,273            1,273
                                                                        --------         --------
                                                                        $121,160         $ 94,242
                                                                        ========         ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................................      $  2,331         $  2,321
   Other current liabilities .....................................         9,306            6,451
                                                                        --------         --------
      Total current liabilities ..................................        11,637            8,772
                                                                        --------         --------
Stockholders' equity:
   Common Stock, $.001 par value, 25,000 shares authorized;
      11,464 and 10,435 shares issued and outstanding ............            11               10
   Additional paid-in capital ....................................       105,270           83,165
   Retained earnings .............................................         4,242            2,295
                                                                        --------         --------
      Total stockholders' equity .................................       109,523           85,470
                                                                        --------         --------
                                                                        $121,160         $ 94,242
                                                                        ========         ========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                               ----------------------      ----------------------
                                                                 1999          1998          1999          1998
                                                               --------      --------      --------      --------
Revenue .................................................      $ 16,002      $ 11,500      $ 30,752      $ 21,750
Cost of revenue .........................................         8,403         5,945        16,077        11,244
                                                               --------      --------      --------      --------
Gross profit ............................................         7,599         5,555        14,675        10,506
                                                               --------      --------      --------      --------
Operating expenses:
   Research and development .............................         3,081         1,976         6,189         3,787
   Selling, general and administrative ..................         3,140         2,743         6,236         5,441
                                                               --------      --------      --------      --------
      Total operating expenses ..........................         6,221         4,719        12,425         9,228
                                                               --------      --------      --------      --------
Income from operations ..................................         1,378           836         2,250         1,278
Interest and other income, net ..........................           969           820         1,821         1,615
                                                               --------      --------      --------      --------
Income before income taxes ..............................         2,347         1,656         4,071         2,893
Provision for income taxes ..............................         1,136           496         2,124           867
                                                               --------      --------      --------      --------
Net income ..............................................      $  1,211      $  1,160      $  1,947      $  2,026
                                                               ========      ========      ========      ========
Basic net income per share ..............................      $   0.11      $   0.11      $   0.18      $   0.20
                                                               ========      ========      ========      ========
Weighted average common shares ..........................        11,114        10,279        10,854        10,265
                                                               ========      ========      ========      ========
Diluted net income per share ............................      $   0.10      $   0.11      $   0.16      $   0.19
                                                               ========      ========      ========      ========
Weighted average common shares and equivalents ..........        12,697        11,000        12,344        10,944
                                                               ========      ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            -----------------------
                                                                              1999           1998
                                                                            --------       --------
Cash flows from operating activities:
   Net income ........................................................      $  1,947       $  2,026
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization .....................................           815            942
   Changes in assets and liabilities:
      Accounts receivable, net .......................................            87           (588)
      Inventories ....................................................          (719)         1,007
      Other assets ...................................................            19             75
      Accounts payable ...............................................            10            257
      Other current liabilities ......................................         2,855         (2,752)
                                                                            --------       --------
        Net cash provided by operating activities ....................         5,014            967
                                                                            --------       --------
Cash flows used in investing activities:
      Purchase of property and equipment .............................        (3,759)          (510)
      Purchase of marketable securities ..............................       (17,810)       (28,254)
      Minority investments ...........................................        (2,000)            --
                                                                            --------       --------
        Net cash used in investing activities ........................       (23,569)       (28,764)
                                                                            --------       --------
Cash flows provided by financing activities from issuance of
    Common Stock .....................................................        22,106            509
                                                                            --------       --------
Net increase (decrease) in cash and cash equivalents .................         3,551        (27,288)
Cash and cash equivalents, beginning of period .......................        38,509         62,296
                                                                            --------       --------
Cash and cash equivalents, end of period .............................      $ 42,060       $ 35,008
                                                                            ========       ========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

    The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) which Proxim, Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the balance sheets. The interim financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, included in the 1998 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1999.

INVENTORIES (IN THOUSANDS):

                                                   JUNE 30,      DECEMBER 31,
                                                     1999            1998
                                                  -----------    -----------
                                                  (UNAUDITED)    (UNAUDITED)
      Raw materials ..........................      $  5,785      $  5,149
      Work-in-process ........................         5,810         6,028
      Finished goods .........................           949           648
                                                    --------      --------
                                                    $ 12,544      $ 11,825
                                                    ========      ========

NET INCOME PER SHARE (IN THOUSANDS, EXCEPT PER SHARE DATA):

    The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations:

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                                 ----------------------      ----------------------
                                                                   1999          1998          1999          1998
                                                                 --------      --------      --------      --------
BASIC NET INCOME PER SHARE:
  Net income available to Common Stockholders .............      $  1,211      $  1,160      $  1,947      $  2,026
                                                                 ========      ========      ========      ========
  Weighted average common shares ..........................        11,114        10,279        10,854        10,265
                                                                 ========      ========      ========      ========
  Basic net income per share ..............................      $    .11      $    .11      $    .18      $    .20
                                                                 ========      ========      ========      ========
DILUTED NET INCOME PER SHARE:
  Net income available to Common Stockholders .............      $  1,211      $  1,160      $  1,947      $  2,026
                                                                 ========      ========      ========      ========
  Weighted average common shares ..........................        11,114        10,279        10,854        10,265
  Dilutive common stock equivalents .......................         1,583           721         1,490           679
                                                                 --------      --------      --------      --------
  Weighted average common shares and equivalents ..........        12,697        11,000        12,344        10,944
                                                                 ========      ========      ========      ========
  Diluted net income per share ............................      $    .10      $    .11      $    .16      $    .19
                                                                 ========      ========      ========      ========

    Options to purchase 5,000 and 167,919 shares of common stock were excluded from the dilutive net income per share calculations for the three months and six months ended June 30, 1999 and 1998, respectively. Warrants to purchase 181,714 shares of common stock were excluded from the dilutive net income per share calculations for the three months and six months ended June 30, 1999. The above options and warrants to purchase common stock were antidilutive and excluded from the dilutive net income per share calculations because the options' and warrants' exercise prices were greater than the average market price of the common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion and analysis below contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under "Certain Factors That May Affect Future Operating Results" and elsewhere in this report. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company. Readers should carefully review the risk factors described in this report and in other documents the Company files from time to time with the Securities and Exchange Commission.

    The following discussion should be read in conjunction with the Company's 1998 Financial Statements and Notes thereto.

    The following table presents the percentages of total revenue represented by certain line items from the Statement of Operations for the periods indicated.

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                  -------------------       -------------------
                                                   1999         1998         1999         1998
                                                  ------       ------       ------       ------
Revenue .......................................    100.0%       100.0%       100.0%       100.0%
Cost of revenue ...............................     52.5%        51.7%        52.3%        51.7%
                                                  ------       ------       ------       ------
Gross profit ..................................     47.5%        48.3%        47.7%        48.3%
                                                  ------       ------       ------       ------
Operating expenses:
   Research and development ...................     19.3%        17.2%        20.1%        17.4%
   Selling, general and administrative ........     19.6%        23.8%        20.3%        25.0%
                                                  ------       ------       ------       ------
      Total operating expenses ................     38.9%        41.0%        40.4%        42.4%
                                                  ------       ------       ------       ------
Income from operations ........................      8.6%         7.3%         7.3%         5.9%
Interest and other income, net ................      6.1%         7.1%         5.9%         7.4%
                                                  ------       ------       ------       ------
Income before income taxes ....................     14.7%        14.4%        13.2%        13.3%
Provision for income taxes ....................      7.1%         4.3%         6.9%         4.0%
                                                  ------       ------       ------       ------
Net income ....................................      7.6%        10.1%         6.3%         9.3%
                                                  ======       ======       ======       ======

RESULTS OF OPERATIONS

REVENUE

    Revenue increased 39% in the second quarter of 1999 compared to the second quarter of 1998 and 41% in the first six months of 1999 compared to the first six months of 1998. The increases in revenue were primarily attributable to increased shipments to distributors and OEM customers that sell RangeLAN2-based
2.4 GHz product lines in North America, Europe and Japan and, to a lesser extent, shipments of Symphony and RangeLAN802 products. The increases were partially offset by decreased revenue from sales of 900 MHz products.

GROSS PROFIT

    Gross profit as a percentage of revenue was 47.5% and 48.3% in the second quarter of 1999 and 1998, respectively, and 47.7% and 48.3% in the first six months of 1999 and 1998, respectively. The decreases in gross profit as a percentage of revenue were due to declining average selling prices on RangeLAN2 products, increased revenue from lower margin Symphony and RangeLAN802 products and a decrease in revenue from higher gross margin 900 MHz products. The decreases in gross profit as a percentage of revenue were partially offset by cost reductions on RangeLAN2 products.

RESEARCH AND DEVELOPMENT

    Research and development expenses increased in absolute dollars during the interim periods of 1999 compared to the interim periods of 1998 primarily due to the increased number of engineering employees, continued investment in integrating the Company's technology into application specific integrated circuits ("ASICs"), development of wireless protocols and network software drivers, costs related to product performance enhancements, cost reductions in the RangeLAN2 architecture, costs related to both domestic and international product certifications, development of products based on Institute of Electrical and Electronics Engineers ("IEEE") 802.11 standard and the Home RF SWAP standard, development of 5 GHz high-speed wireless LAN technology based on the HyperLAN standard and a $2,000,000 charge related to an investment in a startup company developing ultra-broadband wireless products. Research and development expenses increased as percentage of revenue in the interim periods of 1999 compared to the interim periods of 1998 primarily due to the increase in personnel and development program costs and the charge in the interim periods of 1999. To date, all of the Company's research and development costs have been expensed as incurred. The Company expects that research and development expenses will continue to increase in absolute dollars but may vary over time as a percentage of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased in absolute dollars during the interim periods of 1999 compared to the interim periods of 1998 primarily due to the hiring of additional marketing and sales personnel to support the Company's growth, particularly its expansion into international and consumer markets, as well as increased trade show and promotional expenses. Selling, general and administrative expenses decreased as a percentage of revenue in the interim periods of 1999 compared to the interim periods of 1998 primarily due to the increases in revenue, partially offset by higher personnel and promotional expenses. The Company expects that selling, general and administrative expenses will vary over time as a percentage of revenue.

INTEREST AND OTHER INCOME, NET

    Interest and other income, net, increased in interim periods of 1999 compared to the interim periods of 1998 primarily due to higher invested cash balances.

INCOME TAXES

    The Company's estimated effective income tax rate was 35% for the interim periods of 1999 before the non-deductible charge, compared to 30% for the interim periods of 1998. The 1998 estimated effective income tax rate was less than the combined federal and state statutory rates based primarily on tax credits.

LIQUIDITY AND CAPITAL RESOURCES

    In the first six months of 1999, $5,014,000 of cash and cash equivalents were provided by operating activities, primarily by net income and an increase in other current liabilities, partially offset by cash used to fund an increase in inventory. In the first six months of 1998, $967,000 of cash and cash equivalents were provided by operating activities, primarily by net income and a decrease in inventory, partially offset by cash used to fund an increase in accounts receivable and a decrease in other current liabilities.

    In the first six months of 1999 and 1998, the Company purchased $3,759,000 and $510,000, respectively, of property and equipment. Capital expenditures in the first six months of 1999 were primarily for leasehold improvement and furniture for the Company's new corporate headquarters. Capital expenditures in the first six months of 1998 were primarily for manufacturing and engineering test equipment. In addition, the Company made a minority investment in a startup wireless services company during the second quarter of 1999, which resulted in a cash payment of $2,000,000.

    The Company generated $22,106,000 from financing activities during the first six months of 1999 from equity investments by Intel and Motorola and the exercise of employee stock options.

    At June 30, 1999, the Company had working capital of $99,951,000, including $42,060,000 in cash and cash equivalents and $45,988,000 in marketable securities. The Company believes that its working capital and cash generated from operations, if any, will be sufficient to finance cash acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, the Company will consider raising additional financing. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

YEAR 2000 READINESS DISCLOSURE

    Customary computer programming practices, developed prior to the upcoming change in the century becoming a concern, have used two digits rather than four to identify the year in a date field. If not corrected, many computer applications may fail to treat year dates intended to represent years in the twenty-first century as such but instead treat them as still in the twentieth century. This failure could potentially result in system failure or miscalculations disruptive of business operations, including, among other things, an inability to initiate, receive, process, invoice or otherwise complete normal business activities. These Year 2000 issues affect virtually all companies and organizations.

    The Year 2000 issues affect the Company's internal operations. Management is engaged in a comprehensive program to assess its Year 2000 risk exposure and to plan and implement remedial and corrective action where necessary. The Company has several computer software programs and operating systems in its internal operations, including applications used in its financial, human resources (HR), order management and manufacturing information systems. Management has reviewed all of its major internal systems, including HR, financial and manufacturing systems, to assess Year 2000 readiness and to identify critical systems that require correction or remediation. The Company believes that its existing financial, HR, order management and manufacturing information systems are Year 2000 ready.

    Management is working with consultants to develop and implement a new financial, order management and manufacturing information system. The new system was identified as a strategic business initiative independent of Year 2000 considerations. While the new information system will be a dynamic one permitting ongoing improvements as business needs are identified, the basic operational systems are expected to be substantially completed in 1999 at a total estimated expenditure of approximately $2 million. These time and cost targets are management's current best estimates based on presently available information and numerous assumptions. Given the uncertainties and complexities inherent in any new system installation, there can be no assurance that the project will be completed within the estimated time and cost parameters. A significant disruption of the Company's financial, order management or manufacturing information systems would adversely effect its ability to process orders, manage production and issue and pay invoices, and may have a material adverse effect on operating results and financial condition.

    The Company's manufacturing processes incorporate sophisticated computer integrated manufacturing test systems that depend on a mix of proprietary software and systems and software purchased from third parties. Failure of these systems would cause a disruption in the manufacturing process and could result in a delay in completion and shipment of products. Management's assessment of the Year 2000 readiness of its manufacturing test systems is approximately 90% complete. Based on information currently available, management believes that its internal systems will not be materially impacted by Year 2000 issues. However, the Company cannot guaranty that a significant disruption in its systems resulting from a Year 2000 problem will not occur. If the manufacturing test system fails for this or any other reason, there could be a material adverse effect on operating results and financial condition.

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

    Management is currently developing various types of contingency plans to address potential problems with critical internal systems and third party interactions. Management's contingency plans include procedures for dealing with a major disruption of internal business systems, plans for a long term factory shutdown and identification of alternative vendors of critical materials in the event of a Year 2000 related disruption in supply. Contingency planning will continue through at least 1999, and will depend on the results of the remediation and testing of critical systems. The potential ramifications of a Year 2000 type failure are potentially far-reaching and largely unknown. The Company cannot guaranty that a contingency plan in effect at the time of a system failure will adequately address the immediate or long term effects of a failure, or that such a failure would not have a material adverse effect on its operations or financial results in spite of prudent planning.

    The Company's costs to date related to the Year 2000 issue consist primarily of reallocation of internal resources to evaluate and assess the system as described above and to plan remediation and testing efforts. The Company has not maintained detailed accounting records, but based on its review of department budgets and staff allocations, the Company believes these costs to be immaterial. Management currently estimates that the total cost of ongoing assessment, remediation, testing and planning directly related to Year 2000 issues will amount to approximately $2.5 million. Of this, approximately $2 million is expected to consist of expenses attributed to cost of software and external consulting fees and five hundred thousand dollars for capital expenditures. The capital expenditures represent early replacement of information technology equipment and software to obtain the full benefits of Year 2000 protections versus the normal technical obsolescence replacement cycle. The estimate is based on the current assessment of the projects and is subject to change as the projects progress. The Company cannot guaranty that remediation and testing will identify issues which require additional expenditure of material amounts which could result in an adverse effect on financial results in future reporting periods.

    Based on currently available information, management does not believe that the Year 2000 issues discussed above related to internal systems will have a material adverse effect on the Company's operations and financial condition. However, the Company is uncertain to what extent it may be affected by such matters. In addition, the Company cannot assure you that the failure to ensure Year 2000 capability by a supplier not considered critical or another third party would not have a material adverse effect on its operations and financial condition.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    In addition to the other information in this Form 10-Q, the following are important factors that should be considered carefully in evaluating the Company and its business.

    Potential Fluctuations in Future Operating Results. The Company has experienced, and may in the future continue to experience, significant annual and quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, many of which are outside the Company's control. These factors include fluctuating market demand for, and declines in the average selling prices of, the Company's products, the timing of and delays or cancellations of significant orders from major customers, loss of one or more of the Company's major customers, the cost, availability and quality of components from the Company's suppliers, the cost, availability, and quality of assemblies from contract and subcontract manufacturers, the lengthy sales and design-in cycles for OEM products, delays in the introduction of the Company's new products, competitive product announcements and introductions, market adoption of new technologies, market adoption of standards-based products (such as those compliant with the IEEE 802.11 standard, the proposed IEEE 802.11b standard or the Home RF SWAP standard), the mix of products sold, the effectiveness of the Company's distribution channels, the success of the Company in developing new distribution channels, the sell through rate of the Company's Symphony products through consumer retail channels, management of retail channel inventories, the failure to anticipate changing customer product requirements, seasonality in demand, manufacturing capacity and efficiency, changes in the regulatory environment, product health and safety concerns, Year 2000 issues and general economic conditions.

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

    Dependence on a Limited Number of OEM Customers. Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 59%, 59% and 62% of the Company's sales during the first six months of 1999, and calendar years 1998 and 1997, respectively, were to OEM customers. In addition, sales to one customer represented approximately 33% of the Company's revenue during the first six months of 1999. Sales to two customers represented approximately 41% and 11% of the Company's revenue during 1998. Sales to three customers represented approximately 28%, 17% and 10% of the Company's revenue during 1997. The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future.

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

    Sole or Limited Sources of Supply. Certain parts and components used in the Company's products, including the Company's proprietary Application Specific Integrated Circuits ("ASICs"), Monolithic Microwave Integrated Circuits ("MMICs") and assembled circuit boards, are only available from single sources, and certain other parts and components are only available from a limited number of sources. The Company's reliance on these sole source or limited source suppliers involves certain risks and uncertainties, including the possibility of a shortage or discontinuation of certain key components and reduced control over delivery schedules, manufacturing capability, quality and costs. Any reduced availability of such parts or components when required could materially impair the Company's ability to manufacture and deliver its products on a timely basis and result in the cancellation of orders, which could have a material adverse effect on the Company's operating results. In addition, the purchase of certain key components involves long lead times and, in the event of unanticipated increases in demand for the Company's products, the Company has in the past been, and may in the future be, unable to manufacture certain products in a quantity sufficient to meet its customers' demand in any particular period. The Company has no guaranteed supply arrangements with its sole or limited source suppliers, does not maintain an extensive inventory of parts or components, and customarily purchases sole or limited source parts and components pursuant to purchase orders placed from time to time in the ordinary course of business. Business disruptions, production shortfalls or financial difficulties of a sole or limited source supplier could materially and adversely effect the Company by increasing product costs, or reducing or eliminating the availability of such parts or components. In such event, the inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products on a timely basis and could have a material adverse effect on its operating results.

    Manufacturing Risks. The Company currently has limited manufacturing capability and has no experience in large scale manufacturing. If the Company's customers were to concurrently place orders for unexpectedly large quantities of the Company's products, the Company's present manufacturing capacity might be inadequate to meet such demand. There can be no assurance that the Company will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, the Company will need to achieve significant product cost reductions. Although the Company intends to achieve cost reductions through engineering improvements and production economies, there can be no assurance that the Company will be able to do so. In order to remain competitive, the Company must continue to introduce new products and processes into its manufacturing environment. The Company currently conducts its manufacturing operations for all of its products in its new corporate headquarters in Sunnyvale, California. In addition, the Company relies on certain contract and subcontract manufacturers for turnkey manufacturing and circuit board assemblies which subjects the Company to a number of risks, including a potential inability to obtain an adequate supply of finished assemblies and assembled circuit boards as well as reduced control over the price, timely delivery and quality of such finished assemblies and assembled circuit boards. If the Company's Sunnyvale facility were to become incapable of operating, even temporarily, or were unable to operate at or near its current or full capacity for an extended period, the Company's business and operating results could be materially adversely affected. Further, in order to remain competitive the Company expects to continue to introduce new processes into its manufacturing environment. Changes in the manufacturing operations to incorporate new products and processes could cause disruptions, which, in turn, could adversely affect customer relationships, cause a loss of market opportunities and have a material adverse effect on the Company's business and operating results.

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

    In July 1999, the Company moved its corporate headquarters, including its primary research and development and manufacturing operations to a new 139,000 square foot facility in Sunnyvale, California under a lease that expires August 31, 2003. In addition, the Company maintains 40,000 square feet of office space in Mountain View, California under a lease that expires March 31, 2006. Management considers the above facilities suitable and adequate to meet the Company's requirements. The current expansion could cause disruption of operations and unexpected costs which could have a material adverse effect on the Company's business and operating results.

    Rapid Technological Change; Ongoing New Product Development Requirements; Evolving Industry Standards. The wireless communications industry is characterized by rapid technological change, short product life cycles and evolving industry standards. To remain competitive, the Company must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness. The Company's research and development efforts are focused on implementing enhancements to existing products, investigating new technologies and developing new products. Since 1994 the Company's research and development efforts have been concentrated on enhancing features and performance and reducing the cost of the RangeLAN2-based products, including development of the Symphony and HomeRF products. These efforts include developing and integrating the Company's technology into ASICs/MMICs, development of wireless protocols and network software drivers, performance enhancements and cost reductions to wireless adapter and access point products and efforts related to both domestic and international product certification. In calendar 1997 and 1998, and the first six months of 1999 the Company substantially increased its research and development efforts in developing low cost products for the home networking market, IEEE 802.11 standard based commercial products and 5 GHz high-speed wireless LAN technology based on the HiperLAN standard.

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

    The Company has substantially increased its research and development expenses to develop new technologies related to 5 GHz high-speed wireless LAN products. In this regard, in the fourth quarter of 1997, the Company took a charge of $2,500,000 to research and development expense for the acquisition of certain technology to be used in developing a new family of 5 GHz high-speed wireless LAN products. Additionally, in the first six months of 1999, the Company took a $2,000,000 charge related to a minority investment in a startup company developing ultra-broadband wireless products. In addition, the Company is a core member of the Home RF Working Group, an industry consortium that is establishing an open industry standard (SWAP specification) for wireless digital communications between PCs and consumer electronic devices, including a common interface specification that supports wireless data and voice services in and around the home. There can be no assurance that the Home RF SWAP specification, or products developed by the Company to comply with the specification will have a meaningful commercial impact. Given the emerging nature of the wireless LAN market, there can be no assurance that the RangeLAN2 products and technology, or the Company's other products or technology, will not be rendered obsolete by alternative technologies.

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

    Proxim has several competitors in its commercial wireless LAN business, including Aironet, Lucent Technologies and Symbol Technologies among others. Proxim also faces competition from a variety of companies that offer different technologies in the nascent home networking market, including several companies developing competing wireless networking products. Additionally, numerous companies have announced their intention to develop competing products in both the commercial wireless LAN and home networking markets. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, the Company could face future competition from companies that offer products which replace network adapters or offer alternative wireless communications solutions, or from large computer companies, PC peripheral companies as well as networking equipment companies. Furthermore, the Company could also face competition from certain of its OEM customers which have, or could acquire, wireless engineering and product development capabilities. There can be no assurance that the Company will be able to compete successfully against these competitors or that competitive pressures faced by the Company will not adversely affect its business or operating results.

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

    International Sales. Revenue from shipments by the Company to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 23%, 17% and 26% of total revenue during the first six months of 1999, and calendar years 1998 and 1997. The Company expects that revenue from shipments to international customers will vary as a percentage of total revenue. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, and potential political and economic instability.

    While international sales are typically denominated in U.S. dollars and the Company typically extends limited credit terms, fluctuations in currency exchange rates could cause the Company's products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Additionally, payment cycles for international distributors are typically longer than for distributors in the United States. There can be no assurance that foreign markets will continue to develop or that the Company will receive additional orders to supply its products to foreign customers. The Company's business and operating results could be materially and adversely affected if foreign markets do not continue to develop or if the Company does not receive additional orders to supply its products for use by foreign customers. In the latter part of 1997 and throughout 1998, capital markets in Asia were highly volatile, resulting in fluctuations in Asian currencies and other economic instabilities. These instabilities may continue or worsen, either of which could have a material adverse effect on the Company's results of operations. In this regard, in the third quarter of 1997 and continuing through the second quarter of 1998, the Company experienced a significant decrease in orders from NTT-IT, one of the Company's major Japanese customers, resulting in a significant decrease in quarterly revenue and an operating loss in the third quarter of 1997.

    Protection of Proprietary Rights. The Company relies on a combination of patents, trademarks and non-disclosure agreements in order to establish and protect its proprietary rights. Proxim has been issued five U.S. patents which were issued in 1991, 1993, 1995 and 1999, and are important to the current business of the Company, and has four patent applications pending in the U.S. which relate to the Company's core technology. There can be no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will adequately protect the Company. Since U.S. patent applications are maintained in secrecy until patents issue, and since publication of inventions in the technical or patent literature tends to lag behind such inventions by several months, the Company cannot be certain that it was the first creator of the inventions covered by its issued patents or pending patent applications or that it was the first to file patent applications for such inventions or that the Company is not infringing on the patents of others. In addition, the Company has filed, or reserved its rights to file, a number of patent applications internationally. There can be no assurance that any such international patent applications will issue or that the laws of foreign jurisdictions will protect the Company's proprietary rights to the same extent as the laws of the United States.

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

    Management of Growth. The Company's growth to date has caused, and will continue to cause, a significant strain on its management, operational, financial and other resources. The Company's ability to manage its growth effectively will require it to improve its management, operational and financial processes and controls as well as the related information and communications systems. These demands will require the addition of new management personnel and the development of additional expertise by existing management. The failure of the Company's management team to effectively manage growth, should it occur, could have a material adverse effect on the Company's results of operations.

    Uncertain Government Regulation. In the United States, the Company is subject to various FCC rules and regulations. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum. Proxim's spread spectrum wireless products are certified for unlicensed operation in the 902-928 MHz and 2.4-2.4835 GHz frequency bands. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems secondary status. In the event that there is interference between a primary user and a Part 15 user, a higher priority user can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of the Company's products experience excessive interference from primary users, market acceptance of the Company's products could be adversely affected, thereby materially and adversely affecting the Company's business and results of operations. The FCC, however, has established certain standards which create an irrebuttable presumption of noninterference for Part 15 users and the Company believes that its products comply with such requirements. There can be no assurance that the occurrence of regulatory changes, including changes in the allocation of available frequency spectrum or modification to the standards establishing an irrebuttable presumption for unlicensed Part 15 users, would not significantly effect the Company's operations by rendering current products obsolete, restricting the applications and markets served by the Company's products or increasing the opportunity for additional competition.

    The Company's products are also subject to regulatory requirements in international markets and, therefore, the Company has been monitoring the development of spread spectrum regulations in certain countries that represent potential markets for its products. The Company has extensive experience in gaining regulatory approval outside of the United States. Several foreign countries, such as Canada, have regulations that closely follow those of the FCC. To date, Proxim or its distribution partners have obtained certifications for or authorizations to ship the Company's products into over 50 countries. Each new Proxim product or OEM customer product must be certified or otherwise qualified for use in each country. The Company has an ongoing program to obtain certifications for its products and to assist certain OEM customers in obtaining certification for their products in all available markets. While there can be no assurance that the Company will be able to comply with regulations in any particular country, the Company has designed its RangeLAN2, RangeLAN802, Symphony and HomeRF products to minimize the design modifications required to meet various 2.4 GHz international spread spectrum regulations. In addition, the Company will seek to obtain international certifications for the Symphony and HomeRF product lines in countries where there is a substantial market for home PCs and Internet connectivity. Changes in, or the failure by the Company to comply with, applicable domestic and international regulations could have a material adverse effect on the Company's business and operating results. In addition, with respect to those countries that do not follow FCC regulations, Proxim may need to modify its products to meet local rules and regulations.

    Regulatory changes, including changes in the allocation or use of available frequency spectrum, could significantly effect the Company's operations by restricting the Company's development efforts, rendering current products obsolete or increasing the opportunity for additional competition. In September 1993 and in February 1995, the FCC allocated additional spectrum for personal communications services. In January 1997, the FCC authorized 300 MHz of additional unlicensed frequencies in the 5 GHz frequency range. In June 1999, the FCC issued a Notice of Proposed Rulemaking that proposed changing the way allocated frequencies are utilized by Part 15 spread spectrum systems. These approved and proposed changes in the allocation and use of available frequency spectrum could create opportunities for other wireless networking products and services. There can be no assurance that new regulations will not be promulgated which could have a material adverse effect on the Company's business and results of operations.

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

    Expanded Distribution Required for Branded Products. To date, a substantial percentage of Proxim's revenue has been derived from OEM customers through the Company's direct sales force. The Company sells its branded RangeLAN2 products through domestic and international distributors. The Company is also establishing new distribution channels for its Symphony family of cordless home and small office networking products. Symphony products are currently sold through national retailers such as OfficeMax, computer retailers such as Fry's Electronics, J&R Computer World, and Micro Center, leading computer catalogs such as CDW, MobilePlanet and PC Connection, and numerous on-line retail sites over the Internet, including Proxim's e-commerce Web site. In general, distributors and retailers offer products of several different companies, including products that may compete with the Company's products. Accordingly, they may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. Agreements with distributors and retailers are generally terminable at their option. A reduction in sales efforts or termination of a relationship with the Company may have a material adverse effect on the Company's future operating results. Use of distributors and retailers also entails the risk that they will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, they may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in the Company's future operating results.

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

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 1999, the Annual Meeting of Stockholders of Proxim, Inc. (the "Company") was held at 11:00 am, local time, at the Sunnyvale Hilton Inn, 1250 Lakeside Drive, Sunnyvale, California.

An election of directors was held with the following individuals being elected to the Board of Directors of Proxim, Inc.:

                  Raymond Chin
                  Leslie G. Denend
                  David C. King
                  Gregory L. Reyes
                  Jeffrey D. Saper

Other maters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

1. To approve an amendment to the Company's 1995 Long-Term Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 900,000 shares. The number of affirmative votes for this proposal was 3,624,666, the number of negative votes was 3,348,660 and the number of abstained votes was 26,890.

2. To approve an amendment to the Company's 1994 Director Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 100,000 shares. The number of affirmative votes for this proposal was 4,164,761, the number of negative votes was 2,802,923 and the number of abstained votes was 32,532.

3. To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 1999. The number of affirmative votes for this proposal was 9,808,310, the number of negative votes was 10,629 and the number of abstained votes was 13,800.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits:

      EXHIBIT #      DESCRIPTION OF DOCUMENT
      ---------      -----------------------
        4.1          Warrant to Purchase Common Stock of Proxim, Inc. issued to
                     Intel Corporation on April 27, 1999.

        4.2 Investor Rights Agreement dated as of April 27, 1999 between Proxim, Inc. and Intel Corporation.

        4.3          Warrant to Purchase Common Stock of Proxim, Inc. issued to
                     Motorola, Inc. on June 2, 1999.

        4.4          Investor Rights Agreement dated as of June 2, 1999 between
                     Proxim, Inc. and Motorola, Inc.

       27.1          Financial Data Schedule

B. Reports on Form 8-K: A Report on Form 8-K (File No. 0-22700) was filed pursuant to the Securities Exchange Act of 1934, as amended, on April 30, 1999, to file a press release issued by Proxim, Inc., and Intel Corporation on April 28, 1999, regarding a technology agreement and an investment agreement between Proxim, Inc. and Intel Corporation.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 13th day of August, 1999.

                                        PROXIM, INC.

                                        By: /s/ Keith E. Glover
                                            ------------------------------------
                                                Keith E. Glover,
                                                Vice President of Finance and
                                                   Administration
                                                and Chief Financial Officer


Dated: August 13, 1999

                                 EXHIBIT INDEX

      EXHIBIT #      DESCRIPTION OF DOCUMENT
      ---------      -----------------------
        4.1          Warrant to Purchase Common Stock of Proxim, Inc. issued to
                     Intel Corporation on April 27, 1999.

        4.2 Investor Rights Agreement dated as of April 27, 1999 between Proxim, Inc. and Intel Corporation.

        4.3          Warrant to Purchase Common Stock of Proxim, Inc. issued to
                     Motorola, Inc. on June 2, 1999.

        4.4          Investor Rights Agreement dated as of June 2, 1999 between
                     Proxim, Inc. and Motorola, Inc.

       27.1          Financial Data Schedule