Form 10-Q
period 1999-09-30
PROXIM INC /DE/
filed 1999-11-15
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Title of Class                   Outstanding as of September 30, 1999
           --------------                   ------------------------------------
Common Stock, par value $.001 per share                11,735,644

                                  PROXIM, INC.

                                      Index

                                                                                  Page
                                                                                  ----
PART 1 - FINANCIAL INFORMATION

      Item 1.  Financial Statements:

            Balance Sheet at September 30, 1999 and December 31, 1998 ....          3

            Statement of Operations for the Three Months and Nine Months
               Ended September 30, 1999 and 1998 .........................          4

            Statement of Cash Flows for the Nine Months Ended
               September 30, 1999 and 1998 ...............................          5

            Notes to Financial Statements ................................          6

      Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ...........................          7

PART  II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K ..........................         19

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      1999            1998
                                     ASSETS

 Current assets:

     Cash and cash equivalents ............................         $ 43,393         $ 38,509
     Marketable securities ................................           46,048           28,178
     Accounts receivable, net .............................           11,160            9,193
     Inventories ..........................................           13,194           11,825
     Deferred tax assets ..................................            1,612            1,612
     Other current assets .................................              363              297

         Total current assets .............................          115,770           89,614
 Property and equipment, net ..............................            6,510            3,355
 Deferred tax assets and other assets .....................            3,273            1,273
                                                                    $125,553         $ 94,242

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable ......................................         $  2,675         $  2,321
    Other current liabilities .............................            7,974            6,451

        Total current liabilities .........................           10,649            8,772

Stockholders' equity:

   Common Stock, $.001 par value, 25,000 shares authorized;
     11,736 and 10,435 shares issued and outstanding ......               12               10
   Additional paid-in capital .............................          108,293           83,165
    Retained earnings .....................................            6,599            2,295

        Total stockholders' equity ........................          114,904           85,470
                                                                    $125,553         $ 94,242

The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,

                                                         1999           1998            1999            1998
Revenue ......................................         $18,002         $13,302         $48,754         $35,052
Cost of revenue ..............................           9,448           6,892          25,525          18,136

Gross profit .................................           8,554           6,410          23,229          16,916

Operating expenses:

    Research and development .................           2,469           1,916           8,658           5,703
    Selling, general and administrative ......           3,619           2,989           9,855           8,430

        Total operating expenses .............           6,088           4,905          18,513          14,133

Income from operations .......................           2,466           1,505           4,716           2,783
Interest and other income, net ...............           1,160             873           2,981           2,488

Income before income taxes ...................           3,626           2,378           7,697           5,271
Provision for income taxes ...................           1,269             713           3,393           1,580

Net income ...................................         $ 2,357         $ 1,665         $ 4,304         $ 3,691

Basic net income per share ...................         $  0.20         $  0.16         $  0.39         $  0.36

Weighted average common shares ...............          11,677          10,311          11,128          10,285

Diluted net income per share .................         $  0.18         $  0.15         $  0.34         $  0.34

Weighted average common shares and equivalents          13,186          11,152          12,576          11,016



   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                       1999              1998
Cash flows from operating activities:
    Net income .............................................         $  4,304          $  3,691
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization ..........................            1,349             1,442
    Changes in assets and liabilities:
        Accounts receivable, net ...........................           (1,967)             (743)
        Inventories ........................................           (1,369)              466
        Other assets .......................................              (66)              (15)
        Accounts payable ...................................              354               414
        Other current liabilities ..........................            1,523            (3,364)

           Net cash provided by operating activities .......            4,128             1,891

Cash flows used in investing activities:
       Purchase of property and equipment ..................           (4,504)             (897)
       Purchase of marketable securities ...................          (17,870)          (28,526)
       Minority investments ................................           (2,000)               --

           Net cash used in investing activities ...........          (24,374)          (29,423)

Cash flows provided by financing activities from issuance of
    Common Stock ...........................................           25,130               858

Net increase (decrease) in cash and cash equivalents .......            4,884           (26,674)
Cash and cash equivalents, beginning of period .............           38,509            62,296

Cash and cash equivalents, end of period ...................         $ 43,393          $ 35,622


The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

     The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) which Proxim, Inc. (the "Company") considers necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition of the Company at the date of the balance sheets. The interim financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, included in the 1998 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1999.

INVENTORIES (IN THOUSANDS):

                      SEPTEMBER 30,     DECEMBER 31,
                      1999              1998

                      (UNAUDITED)       (UNAUDITED)
Raw materials .         $ 5,805         $ 5,149
Work-in-process           6,923           6,028
Finished goods              466             648


                        $13,194         $11,825

NET INCOME PER SHARE:


         The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations:

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                         1999            1998            1999            1998
BASIC NET INCOME PER SHARE:

  Net income ...................................         $ 2,357         $ 1,665         $ 4,304         $ 3,691
                                                         =======         =======         =======         =======
  Weighted average common shares ...............          11,677          10,311          11,128          10,285
                                                         =======         =======         =======         =======
  Basic net income per share ...................         $   .20         $   .16         $   .39         $   .36
                                                         =======         =======         =======         =======

DILUTED NET INCOME PER SHARE:

  Net income ...................................         $ 2,357         $ 1,665         $ 4,304         $ 3,691
                                                         =======         =======         =======         =======
  Weighted average common shares ...............          11,677          10,311          11,128          10,285
  Dilutive common stock equivalents ............           1,509             841           1,448             731
                                                         -------         -------         -------         -------
  Weighted average common shares and equivalents          13,186          11,152          12,576          11,016
                                                         =======         =======         =======         =======
  Diluted net income per share .................         $   .18         $   .15         $   .34         $   .34
                                                         =======         =======         =======         =======

         Options to purchase 147,352 shares of common stock were excluded from the diluted net income per share calculations for the three months and nine months ended September 30, 1998. Options to purchase 32,500 shares of common stock and warrants to purchase 85,714 and 181,714 shares of common stock were excluded from the diluted net income per share calculations for the three months and nine months ended September 30, 1999, respectively. The options and warrants were antidilutive because the exercise prices were greater than the average market price of the common shares during the respective periods.

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

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                   -------------                  -------------
                                                 1999           1998           1999           1998
Revenue ...............................         100.0%         100.0%         100.0%         100.0%
Cost of revenue .......................          52.5%          51.8%          52.3%          51.8%

Gross profit ..........................          47.5%          48.2%          47.7%          48.2%

Operating expenses:

    Research and development ..........          13.7%          14.4%          17.8%          16.3%
    Selling, general and administrative          20.1%          22.5%          20.2%          24.0%

        Total operating expenses ......          33.8%          36.9%          38.0%          40.3%

Income from operations ................          13.7%          11.3%           9.7%           7.9%
Interest and other income, net ........           6.5%           6.6%           6.1%           7.1%

Income before income taxes ............          20.2%          17.9%          15.8%          15.0%
Provision for income taxes ............           7.1%           5.4%           7.0%           4.5%

Net income ............................          13.1%          12.5%           8.8%          10.5%

RESULTS OF OPERATIONS

REVENUE

         Revenue increased 35% in the third quarter of 1999 compared to the third quarter of 1998 and 39% in the first nine months of 1999 compared to the first nine months of 1998. The increases in revenue were primarily attributable to increased unit shipments to distributors and OEM customers that sell RangeLAN2-based 2.4 GHz product lines in North America, Europe and Japan and, to a lesser extent, shipments of Symphony and RangeLAN802 products. The increases were partially offset by decreased revenue from sales of 900 MHz products.

GROSS PROFIT

         Gross profit as a percentage of revenue was 47.5% and 48.2% in the third quarter of 1999 and 1998, respectively, and 47.7% and 48.2% in the first nine months of 1999 and 1998, respectively. The decreases in gross profit as a percentage of revenue were due to declining average selling prices on RangeLAN2 and Symphony products, increased revenue from lower margin Symphony and RangeLAN802 products and a decrease in revenue from higher gross margin 900 MHz products. The decreases were partially offset by cost reductions on RangeLAN2 products.

RESEARCH AND DEVELOPMENT

         Research and development expenses increased in absolute dollars during the interim periods of 1999 compared to the interim periods of 1998 primarily due to the increased number of engineering employees, continued investment in integrating the Company's technology into application specific integrated circuits ("ASICs"), development of wireless protocols and network software drivers, costs related to product performance enhancements, expenses related to cost reductions in the RangeLAN2 and Symphony product architectures, costs related to both domestic and international product certifications, development of products based on Institute of Electrical and Electronics Engineers ("IEEE")
802.11 standard and the Home RF SWAP standard, development of 5 GHz high-speed wireless LAN technology based on the HiperLAN standard, increased expenses related to the corporate facilities expansion in July 1999, and a $2,000,000 charge related to an investment in a startup company developing ultra-broadband wireless products. Research and development expenses decreased as percentage of revenue in the third quarter of 1999 compared to the third quarter of 1998 primarily due to the increase in revenue. Research and development expenses increased as percentage of revenue in the first nine months of 1999 compared to the first nine months of 1998 primarily due to the increase in personnel and development program costs and the charge related to the investment in a startup company. To date, all of the Company's research and development costs have been expensed as incurred. The Company expects that research and development expenses will continue to increase in absolute dollars but may vary over time as a percentage of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased in absolute dollars during the interim periods of 1999 compared to the interim periods of 1998 primarily due to the hiring of additional marketing and sales personnel to support the Company's growth, particularly its expansion into international and consumer markets, increased expenses related to the corporate facilities expansion in July 1999, as well as increased trade show and promotional expenses for the Symphony product line. Selling, general and administrative expenses decreased as a percentage of revenue in the interim periods of 1999 compared to the interim periods of 1998 primarily due to the increases in revenue, partially offset by higher personnel costs, facilities costs and promotional expenses. The Company expects that selling, general and administrative expenses will vary over time as a percentage of revenue.

INTEREST AND OTHER INCOME, NET

         Interest and other income, net, increased in interim periods of 1999 compared to the interim periods of 1998 primarily due to higher invested cash balances.

INCOME TAXES

         The Company's estimated effective income tax rate was 35% for the interim periods of 1999 before the non-deductible charge, compared to 30% for the interim periods of 1998. The 1998 estimated effective income tax rate was less than the combined federal and state statutory rates primarily due to tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         In the first nine months of 1999, $4,128,000 of cash and cash equivalents were provided by operating activities, primarily by net income and an increase in accounts payable and other current liabilities, partially offset by cash used to fund an increase in accounts receivable and inventories. In the first nine months of 1998, $1,891,000 of cash and cash equivalents were provided by operating activities, primarily by net income, a decrease in inventories and an increase in accounts payable, partially offset by cash used to fund an increase in accounts receivable and a decrease in other current liabilities.

         In the first nine months of 1999 and 1998, the Company purchased $4,504,000 and $897,000, respectively, of property and equipment. Capital expenditures in the first nine months of 1999 were primarily for leasehold improvements and furniture for the Company's new corporate headquarters and manufacturing facilities. In addition, in the first nine months of 1999, the Company made $2,000,000 minority investments in each of a wireless services company and a startup company developing ultra-broadband wireless products. Capital expenditures in the first nine months of 1998 were primarily for manufacturing and engineering test equipment and marketing trade show equipment.

         The Company generated $25,130,000 from financing activities during the first nine months of 1999 from the issuance of common stock and the exercise of employee stock options.

         At September 30, 1999, the Company had working capital of $105,121,000, including $43,393,000 in cash and cash equivalents and $46,048,000 in marketable securities. The Company believes that its working capital and cash generated from operations will be sufficient to finance cash acquisitions which the Company may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, the Company will consider raising additional financing. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

YEAR 2000 READINESS DISCLOSURE

         Customary computer programming practices, developed prior to the upcoming change in the century becoming a concern, have used two digits rather than four to identify the year in date fields. If not corrected, many computer applications may fail to treat year dates intended to represent years in the twenty-first century as such but instead treat them as still in the twentieth century. This failure could potentially result in system failure or miscalculations disruptive of business operations, including, among other things, an inability to initiate, receive, process, invoice or otherwise complete normal business activities. These Year 2000 issues affect virtually all companies and organizations.

         Year 2000 issues may affect the Company's internal operations. Management is engaged in a comprehensive program to assess its Year 2000 risk exposure and to plan and implement remedial and corrective action where necessary. The Company has several computer software programs and operating systems in its internal operations, including applications used in its financial, human resources (HR), order management and manufacturing information systems. Management has reviewed all of its major internal systems, including HR, financial and manufacturing systems, to assess Year 2000 readiness and to identify critical systems that require correction or remediation. The Company believes that its existing HR, financial and manufacturing information systems are Year 2000 ready.

         Management is working with consultants to develop and implement a new order management, manufacturing and financial information system. The new system was identified as a strategic business initiative independent of Year 2000 considerations. While the new information system will be a dynamic one permitting ongoing improvements as business needs are identified, the basic operational systems are expected to be substantially complete by the second quarter of 2000 at a total estimated expenditure of approximately $2 million. These time and cost targets are management's current best estimates based on presently available information and numerous assumptions. Given the uncertainties and complexities inherent in any new system installation and implementation, there can be no assurance that the project will be completed within the estimated time and cost parameters. A significant disruption of the Company's financial, order management or manufacturing information systems would adversely effect its ability to process orders, manage production and issue and pay invoices, and may have a material adverse effect on operating results and financial condition.

         The Company's manufacturing processes incorporate sophisticated integrated computer manufacturing test systems that depend on a mix of proprietary software and systems and software purchased from third parties. Failure of these systems would cause a disruption in the manufacturing process and could result in a delay in completion and shipment of products. Management's believes that its assessment of the Year 2000 readiness of its manufacturing test systems is complete. Based on information currently available, management believes that its manufacturing test systems will not be materially impacted by Year 2000 issues. However, the Company cannot guaranty that a significant disruption in its manufacturing test systems resulting from a Year 2000 problem will not occur. If the manufacturing test systems fail for this or any other reason, there could be a material adverse effect on operating results and financial condition.

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

         Management is currently developing various types of contingency plans to address potential problems with critical internal systems and third party interactions. Management's contingency plans include procedures for dealing with a major disruption of internal business systems, plans for a long term factory shutdown and identification of alternative vendors of critical materials in the event of a Year 2000 related disruption in supply. Contingency planning will continue through 1999, and will depend on the results of the remediation and testing of critical systems. The potential ramifications of a Year 2000 type failure are potentially far-reaching and largely unknown. The Company cannot guaranty that a contingency plan in effect at the time of a system failure will adequately address the immediate or long term effects of a failure, or that such a failure would not have a material adverse effect on its operations or financial results in spite of prudent planning.

         The Company's costs to date related to the Year 2000 issue consist primarily of reallocation of internal resources to evaluate and assess the system as described above and to plan remediation and testing efforts. The Company has not maintained detailed accounting records, but based on its review of department budgets and staff allocations, the Company believes these costs to be approximately $500,000. Management currently estimates that the total cost of ongoing assessment, remediation, testing and planning directly and indirectly related to Year 2000 issues will amount to approximately $2 million. This is expected to consist of expenses attributed to cost of software, external consulting fees and capital expenditures. The capital expenditures represent early replacement of information technology equipment and software to obtain the full benefits of Year 2000 protections versus the normal technical obsolescence replacement cycle. The estimate is based on the current assessment of the projects and is subject to change as the projects progress. The Company cannot guaranty that remediation and testing will identify issues which require additional expenditure of material amounts which could result in an adverse effect on financial results in future reporting periods.

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

         Potential Fluctuations in Future Operating Results. The Company has experienced, and may in the future continue to experience, significant annual and quarterly fluctuations in revenue, gross margins and operating results due to numerous factors, many of which are outside the Company's control. These factors include fluctuating market demand for, and declines in the average selling prices of, the Company's products, the timing of and delays or cancellations of significant orders from major customers, loss of one or more of the Company's major customers, the cost, availability and quality of components from the Company's suppliers, the cost, availability, and quality of assemblies from contract and subcontract manufacturers, the lengthy sales and design-in cycles for OEM products, delays in the introduction of the Company's new products, competitive product announcements and introductions, market adoption of new technologies, market adoption of standards-based products (such as those compliant with the IEEE 802.11 or the Home RF SWAP standards), the mix of products sold, the effectiveness of the Company's distribution channels, the success of the Company in developing new distribution channels, the sell through rate of the Company's Symphony products through consumer retail channels, management of retail channel inventories, the failure to anticipate changing customer product requirements, seasonality in demand, manufacturing capacity and efficiency, changes in the regulatory environment, product health and safety concerns, Year 2000 issues and general economic conditions.

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

         Dependence on a Limited Number of OEM Customers. Historically, a substantial portion of the Company's revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 55%, 59% and 62% of the Company's sales during the first nine months of 1999, and calendar years 1998 and 1997, respectively, were to OEM customers. In addition, sales to one customer represented approximately 31% of the Company's revenue during the first nine months of 1999. Sales to two customers represented approximately 41% and 11% of the Company's revenue during 1998. Sales to three customers represented approximately 28%, 17% and 10% of the Company's revenue during 1997. The Company expects that sales to a limited number of OEM customers will continue to account for a substantial portion of its revenue for the foreseeable future. The Company also has experienced quarter to quarter variability in sales to each of its major OEM customers and expects this pattern to continue in the future.

         Sales of many of the Company's wireless networking products depend in significant part upon the decision of a prospective OEM customer to develop and market wireless solutions which incorporate the Company's wireless technology. OEM customers' orders are affected by a variety of factors such as new product introductions, regulatory approvals, end user demand for OEM customers' products, product life cycles, inventory levels, manufacturing strategies, pricing, contract awards, competitive conditions and general economic conditions. Sales of wireless LAN products generally involve significant commitments of capital and other resources by the Company and its customers, with the attendant delays associated with procedures to approve such commitments. In this regard, in the fourth quarters of 1997 and 1998, the Company recorded charges of $2,400,000 and $1,000,000 respectively, to selling, general and administrative expense related to investments in two startup companies: one in a startup wireless services company utilizing wireless LAN technology and the other in a developer of mobile thin-client computing technology. Due to the nature of these entities and their operations, there can be no assurance that these investments will be realizable or will result in marketable and/or successful products or services. For these and other reasons, the design-in cycle associated with the purchase of the Company's wireless products by OEM customers is quite lengthy, generally ranging from six months to two years, and is subject to a number of significant risks, including customers' budgeting constraints and internal acceptance reviews, that are beyond the Company's control. Because of the lengthy sales cycle, the Company typically plans its production and inventory levels based on internal forecasts of OEM customer demand, which is highly unpredictable and can fluctuate substantially. In addition, the Company's agreements with OEM customers typically do not require minimum purchase quantities and a significant reduction, delay or cancellation of orders from any of these customers could have a material adverse effect on the Company's results of operations. If revenue forecasted from a specific customer for a particular quarter is not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected. The loss of one or more of, or a significant reduction in orders from, the Company's major OEM customers could have a material adverse effect on the Company's results of operations. For example, in the third quarter of 1997, the Company experienced a significant decrease in orders from two of the Company's major customers resulting in a decrease in revenue, an operating loss and higher inventory levels. In addition, there can be no assurance that the Company will become a qualified supplier for new OEM customers or that the Company will remain a qualified supplier for existing OEM customers.

         Sole or Limited Sources of Supply. Certain parts and components used in the Company's products, including the Company's proprietary Application Specific Integrated Circuits ("ASICs"), Monolithic Microwave Integrated Circuits ("MMICs") and assembled circuit boards, are only available from single sources, and certain other parts and components are only available from a limited number of sources. The Company's reliance on these sole source or limited source suppliers involves certain risks and uncertainties, including the possibility of a shortage or discontinuation of certain key components and reduced control over delivery schedules, manufacturing capability, quality, yields and costs. Any reduced availability of such parts or components when required could materially impair the Company's ability to manufacture and deliver its products on a timely basis and result in the cancellation of orders, which could have a material adverse effect on the Company's operating results. In addition, the purchase of certain key components involves long lead times and, in the event of unanticipated increases in demand for the Company's products, the Company has in the past been, and may in the future be, unable to manufacture certain products in a quantity sufficient to meet its customers' demand in any particular period. The Company has no guaranteed supply arrangements with its sole or limited source suppliers, does not maintain an extensive inventory of parts or components, and customarily purchases sole or limited source parts and components pursuant to purchase orders placed from time to time in the ordinary course of business. Business disruptions, production shortfalls, production quality or financial difficulties of a sole or limited source supplier could materially and adversely effect the Company by increasing product costs, or reducing or eliminating the availability of such parts or components. In such event, the inability of the Company to develop alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products on a timely basis and could have a material adverse effect on its operating results.

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

         The Company's corporate headquarters and its primary research and development and manufacturing operations are located in approximately 139,000 square feet in Sunnyvale, California under a lease that expires August 31, 2003. In addition, the Company maintains 40,000 square feet of office space in Mountain View, California under a lease that expires March 31, 2006. Management considers the above facilities suitable and adequate to meet the Company's current requirements.

         Rapid Technological Change; Ongoing New Product Development Requirements; Evolving Industry Standards. The wireless communications industry is characterized by rapid technological change, short product life cycles and evolving industry standards. To remain competitive, the Company must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness. The Company's research and development efforts are focused on implementing enhancements to existing products, investigating new technologies and developing new products. Since 1994 the Company's research and development efforts have been concentrated on enhancing features and performance and reducing the cost of the RangeLAN2-based products, and development of the Symphony and HomeRF products. These efforts include developing and integrating the Company's technology into ASICs, development of wireless protocols and network software drivers, development of new product features, performance enhancements and cost reductions to wireless adapter and access point products and efforts related to both domestic and international product certification. In 1997 and 1998 the Company substantially increased its research and development efforts in developing lower cost Symphony products, IEEE 802.11 standard based products and 5 GHz high-speed wireless LAN technology based on the HiperLAN standard. In 1999 the Company increased its research and development efforts in developing HomeRF SWAP standard based products.

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

         The Company has substantially increased its research and development expenses to develop new technologies related to 5 GHz high-speed wireless LAN products. In this regard, in the fourth quarter of 1997, the Company took a charge of $2,500,000 to research and development expense for the acquisition of certain technology to be used in developing a new family of 5 GHz high-speed wireless LAN products. Additionally, during the interim periods of 1999, the Company took a $2,000,000 charge related to an investment in a startup company developing ultra-broadband wireless products. In addition, the Company is a core member of the HomeRF Working Group, an industry consortium that is establishing an open industry standard (SWAP specification) for wireless digital communications between PCs and consumer electronic devices, including a common interface specification that supports wireless data and voice services in and around the home. There can be no assurance that the HomeRF SWAP specification, or products developed by the Company to comply with the specification will have a meaningful commercial impact. Given the emerging nature of the wireless LAN market, there can be no assurance that the RangeLAN2 products and technology, or the Company's other products or technology, will not be rendered obsolete by alternative technologies.

         Competition. The wireless local area networking market is intensely competitive. The principal competitive factors in this market include effective RF coverage area, data throughput, wireless networking protocol sophistication, network scalability, roaming capability, power consumption, product miniaturization, product reliability, product time to market, product certifications, price, manufacturing capabilities and experience, effective distribution channels, ability to support new industry standards and company reputation. Although the Company believes that it currently competes favorably on the basis of these factors, the Company could be at a disadvantage to companies that have broader distribution channels and offer more diversified product lines.

         Proxim has several competitors in its commercial wireless LAN business, including Lucent Technologies, Nokia, Symbol Technologies and Aironet Wireless Communications (which has announced an agreement to be acquired by Cisco Systems), among others. Proxim also faces competition from a variety of companies that offer different technologies in the nascent home networking market, including several companies developing competing wireless networking products. Additionally, numerous companies have announced their intention to develop competing products in both the commercial wireless LAN and home networking markets. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, the Company could face future competition from companies that offer products which replace network adapters or offer alternative communications solutions, or from large computer companies, PC peripheral companies as well as other large networking equipment companies. Furthermore, the Company could also face competition from certain of its OEM customers which have, or could acquire, wireless engineering and product development capabilities. There can be no assurance that the Company will be able to compete successfully against these competitors or that competitive pressures faced by the Company will not adversely affect its business or operating results.

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

         International Sales. Revenue from shipments by the Company to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 21%, 17% and 26% of total revenue during the first nine months of 1999, and calendar years 1998 and 1997. The Company expects that revenue from shipments to international customers will vary as a percentage of total revenue. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including, but not limited to, changes in foreign government regulations and telecommunications standards, export license requirements, tariffs and taxes, other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, difficulty in staffing and managing foreign operations, and potential political and economic instability.

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

         Protection of Proprietary Rights. The Company relies on a combination of patents, trademarks and non-disclosure agreements in order to establish and protect its proprietary rights. Proxim has been issued four U.S. patents which were issued in 1991, 1993, 1995 and 1999, and are important to the current business of the Company, and has five patent applications pending in the U.S. which relate to the Company's core technologies and product designs. There can be no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will adequately protect the Company. Since U.S. patent applications are maintained in secrecy until patents issue, and since publication of inventions in the technical or patent literature tends to lag behind such inventions by several months, the Company cannot be certain that it was the first creator of the inventions covered by its issued patents or pending patent applications or that it was the first to file patent applications for such inventions or that the Company is not infringing on the patents of others. In addition, the Company has filed, or reserved its rights to file, a number of patent applications internationally. There can be no assurance that any such international patent applications will issue or that the laws of foreign jurisdictions will protect the Company's proprietary rights to the same extent as the laws of the United States.

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

         The Company's products are also subject to regulatory requirements in international markets and, therefore, the Company has been monitoring the development of spread spectrum and other radio frequency regulations in certain countries that represent potential markets for its products. The Company has extensive experience in gaining regulatory approval outside of the United States. Several foreign countries, such as Canada, have regulations that closely follow those of the FCC. To date, Proxim or its distribution partners have obtained certifications for or authorizations to ship the Company's products into over 50 countries. Each new Proxim product or OEM customer product must be certified or otherwise qualified for use in each country. The Company has an ongoing program to obtain certifications for its products and to assist certain OEM customers in obtaining certification for their products in all available markets. While there can be no assurance that the Company will be able to comply with regulations in any particular country, the Company has designed its RangeLAN2, RangeLAN802, Symphony and HomeRF products to minimize the design modifications required to meet various 2.4 GHz international spread spectrum regulations. In addition, the Company will seek to obtain international certifications for the Symphony and HomeRF product line in countries where there is a substantial market for home PCs and Internet connectivity. Changes in, or the failure by the Company to comply with, applicable domestic and international regulations could have a material adverse effect on the Company's business and operating results. In addition, with respect to those countries that do not follow FCC regulations, Proxim may need to modify its products to meet local rules and regulations.

         Regulatory changes, including changes in the allocation of available frequency spectrum, could significantly effect the Company's operations by restricting the Company's development efforts, rendering current products obsolete or increasing the opportunity for additional competition. In September 1993 and in February 1995, the FCC allocated additional spectrum for personal communications services. In January 1997, the FCC authorized 300 MHz of additional unlicensed frequencies in the 5 GHz frequency range. In June 1999, the FCC issued a Notice of Proposed Rulemaking (NPRM) that proposed changing the way allocated frequencies are utilized by Part 15 spread spectrum systems. These approved and proposed changes in the allocation and use of available frequency spectrum could create opportunities for other wireless networking products and services. There can be no assurance that new regulations will not be promulgated which could have a material adverse effect on the Company's business and results of operations.

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

         Expanded Distribution Required for Branded Products. To date, a substantial percentage of Proxim's revenue has been derived from OEM customers through the Company's direct sales force. The Company sells its branded RangeLAN2 products through domestic and international distributors. The Company is also establishing new distribution channels for its Symphony family of cordless home and small office networking products. Symphony products are currently sold through national retailers such as Best Buy, OfficeMax and Staples, computer retailers such as Fry's Electronics, J&R Computer World and Micro Center, leading computer catalogs such as CDW, MobilePlanet and PC Connection, and numerous on-line retail sites over the Internet, including Proxim's e-commerce Web site. In general, distributors and retailers offer products of several different companies, including products that may compete with the Company's products. Accordingly, they may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products. Agreements with distributors and retailers are generally terminable at their option. A reduction in sales efforts or termination of a relationship with the Company may have a material adverse effect on the Company's future operating results. Use of distributors and retailers also entails the risk that they will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, they may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in the Company's future operating results.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits:

            None.

B. Reports on Form 8-K:

            None.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 12th day of November, 1999.

                                            PROXIM, INC.

                                            By:   /s/ Keith E. Glover
                                                --------------------------------
                                                Keith E. Glover,
                                                Vice President of Finance and
                                                Administration and Chief
                                                Financial Officer

Dated:  November 12, 1999

                                      Exhibit Index

Exhibit
Number                            Description
-------                           -----------

27.1                              Financial Data Schedule