Form 10-K405
period 1999-12-31
PROXIM INC /DE/
filed 2000-03-30
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-22700

                                  PROXIM, INC.
             (Exact name of Registrant as specified in our charter)

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

   Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sale price of the Common Stock on the NASDAQ National Market System on MARCH 3, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,760,291,909. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 12,592,911 AT MARCH 3, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Annual Report.

                                     PART 1

ITEM 1.  BUSINESS

   The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed below under "Risk Factors" and elsewhere in this report. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

   We design, manufacture and market high performance wireless local area networking, or LAN, and building-to-building network products based on radio frequency, or RF, technology. Our highly integrated wireless client adapters and network infrastructure systems seamlessly extend existing enterprise LANs to enable mobility-driven applications in a wide variety of in-building, campus area and building-to-building network environments. Introduced in 1994, RangeLAN2(TM) 2.4 GHz wireless LAN technology has been adopted by a number of major mobile computer system and handheld data terminal manufacturers, as well as many leading wireless solution providers, for real-time data collection applications in manufacturing, warehousing, transportation and retailing and for point-of-service network applications in healthcare, hospitality, education and financial services.

   In 1998, we introduced the Symphony(TM) product family, a cost reduced version of our commercially proven RangeLAN2 architecture, designed to address the requirements for networking personal computers, or PCs, in home and small office environments. Symphony products provide cordless peer-to-peer data networking of PCs, enabling simultaneous Internet access for multiple PCs, and resource sharing among network users for devices such as printers and other peripheral equipment. Symphony products include software that makes the wireless network easy to set up and tools to manage computing resources connected to the network. In addition, notebook PC users are free to be anywhere in or around the home while being connected to the Internet, other PCs and peripherals. Symphony products also address many of the PC data networking requirements for small office environments. We are selling Symphony branded products through a variety of consumer distribution channels, including computer retailers and catalogs, as well as on-line retail sites over the Internet, including our e-commerce Web site at www.proxim.com.

   In 1999, we announced plans to develop a second generation of Symphony cordless networking products based on the Shared Wireless Access Protocol, or SWAP, specification from the HomeRF(TM) Working Group, or HomeRF WG. Similar to the original Symphony family of data networking products, our SWAP-based Symphony products will also operate in the unlicensed 2.4 GHz frequency band, providing cordless data local area networking, and eventually cordless voice communications. We intend to sell our SWAP-based Symphony products through the same channels as the original Symphony products. In addition, we are forging OEM partnerships and co-marketing alliances with PC companies, broadband product companies, and Internet service providers for our SWAP-based Symphony products. We were incorporated in California in 1984, and reincorporated in Delaware in 1993.

RECENT ACQUISITIONS

   In December 1999, we acquired privately held Wavespan Corporation, a California corporation, for 170,000 shares of our common stock and $2.2 million of cash. The total purchase price was $12.9 million, including acquisition costs of $900,000, and the acquisition was accounted for as a purchase. We believe that this acquisition will enhance our wireless LAN market position by adding complementary 5 GHz ultra-broadband building-to-building wireless products and technologies, including a 5 GHz wireless bridge delivering networking speeds of up to 100 Mbps each way with two T-1 voice channels.

   In January 2000, we acquired Micrilor, Inc. a privately held company in Wakefield, Massachusetts, who is a leader in developing unlicensed spread spectrum wireless technology, to further broaden our wireless networking capabilities. We issued 146,000 shares of common stock to acquire Micrilor, which was accounted for as a pooling of interests. This acquisition further extends our technology base in developing products for the worldwide wireless LAN and building-to-building networking industries. We believe that Micrilor's expertise in direct sequence spread spectrum RF technology complements our mix of wireless LAN offerings utilizing frequency hopping spread spectrum technology.

BACKGROUND

   In recent years, organizations have shifted from centralized computing environments to distributed client/server networks in order to move information processing power closer to end users. Traditionally, these networks have been accessed from desktop computers situated in fixed locations throughout an enterprise and, accordingly, have not addressed the needs of organizations, which require their employees to be mobile within the workplace. In response, organizations have begun to utilize wireless technologies to extend their client/server networks to mobile end users.

   Wireless technology can also address the growing requirement for networking PCs in home and small office environments. The widespread adoption of personal computers, fueled in particular by the advent of sub-$1,000 and now sub-$500 PCs, has resulted in multiple PCs within millions of homes. In addition, the rapid growth of notebook PC sales in business over the past several years has led to increased usage in the home as more and more business professionals bring their laptops home on a regular basis. Furthermore, the popularity of the Internet as a primary force in the growth of PCs in home and small office environments, coupled with the emerging availability of higher-cost broadband services, has created a growing need to share high speed Internet access among multiple users.

   Significant technological advances and changes in the regulatory environment have facilitated the development and proliferation of wireless networking solutions, which extend the reach of existing wireline networks. In voice communications, wireless technology has made possible the extension of wired networks to serve mobile business and consumer users through devices such as cordless and cellular telephones. Similarly, advances in wireless data communications, including wireless LAN adapters and radio modems, have enabled the extension of enterprise networks to notebook computers, pen-based notepads and handheld data collection terminals in the local area environment. By providing network connectivity for mobile business users, these products increase the accuracy, timeliness and convenience of data collection and information access, thereby improving productivity and enhancing customer service. In home and small office environments, cordless networking enables resource and Internet sharing without the need for new wiring, and provides the additional benefit of allowing location independent access for mobile devices such as notebook and handheld computers.

   Commercial applications of wireless local area networking technology initially addressed a limited number of vertical markets such as retailing, warehousing and distribution. In these industries, businesses quickly recognized the advantages of mobile handheld data collection devices and the productivity benefits associated with applications such as on-line inventory management and real-time asset tracking. Early wireless networking products failed to achieve widespread adoption because these systems typically involved proprietary wireless network architectures operating at low data rates with limited connectivity to existing enterprise LANs. Furthermore, because these systems operated in licensed narrowband frequencies or in the 900 MHz frequency band, they were generally authorized for use only in the U.S. and in a limited number of international markets.

   During the past several years, advances in wireless data communications technology have enabled the development of a new generation of wireless LAN systems designed to operate in the unlicensed 2.4 GHz frequency band. This new generation of 2.4 GHz products operates at significantly higher data rates and utilizes standard network interfaces and protocols to seamlessly extend existing enterprise data networks and Internet connections in small office and home environments. The recent development of these high performance, open systems products has enabled the emergence of a number of new high bandwidth applications in established industrial data collection markets and has fostered the creation of many applications in new vertical markets such as healthcare, hospitality, education and financial services. In healthcare, for example, wireless LANs now allow medical professionals to access clinical data and input patient charting information at the point-of-care anywhere in a hospital environment. These same wireless networks can also be used to facilitate admissions, billing, material management and other administrative applications. Data-intensive applications in markets such as healthcare require robust and scalable wireless networks capable of supporting an increasing number of applications and users over time.

   As 2.4 GHz wireless LAN technology has matured, lower costs and ease of use features have created the opportunity to serve the growing number of homes and small offices that need to network PCs and peripherals and share Internet access. For example, users in homes with multiple PCs can share files, computer peripherals and Internet access without the hassle and expense of new wiring or the limitations of old existing wires not suited to carrying high bandwidth data. Laptop users are truly free to be anywhere in or around the home while being connected to the Internet, other PCs and peripherals. Desktop PCs can be positioned anywhere in the home or small office and still maintain network access, regardless of telephone jack, powerline plug or other wiring constraints. In addition, those in small offices can enjoy the benefits of enterprise networking without investing in a wired networking infrastructure.

   In 1997, an alliance of industry leading PC and PC peripherals companies, including Compaq, Hewlett Packard, IBM, Intel, Microsoft, Motorola and Proxim, was formed to address the requirements of the emerging market for home and small office networking. Named the HomeRF Working Group, the alliance developed a standard protocol for cordless voice communications and data networking called SWAP. SWAP is based on 2.4 GHz frequency hopping spread spectrum technology with an initial data rate of 1.6 Mbps. SWAP includes an ethernet-like protocol for data networking and four voice channels based on the industry proven Digital Enhanced Cordless Telephone, or DECT, standard. Proxim is developing the initial data networking technology, and Siemens is developing the initial voice communications technology. Future versions of SWAP are planned to support data rates up to 10 Mbps based on the United States Federal Communications Commission, or FCC, proposed rule change for spread spectrum systems that allows wider frequency hopping bands. The proposed rule change is currently under consideration and the FCC has told the HomeRF Working Group that the proposal may be approved during 2000. If the proposed rule change is adopted, we would expect to introduce 10 Mbps products by the end of 2000.

   Wireless LAN technology that can offer both data and voice functionality may also become important to the broadband services business. The broadband services business is bringing high-speed Internet access to homes, small business and enterprises. The leading technologies for broadband services today include hybrid fiber-coaxial cable, asymmetric digital subscriber line (ADSL) over telephone lines, and wireless metropolitan multipoint distribution systems
(MMDS). Broadband service providers, including cable TV operators, regional telephone operating companies, and long distance telephone companies, are seeking to offer complete packages of services, including broadband Internet connectivity, local and long distance telephony, and, in certain cases, multimedia audio and video applications. The challenge is to offer systems that cost-effectively provide these services, including installation and future expansion, with minimal labor costs, particularly in home and small office environments. We believe that wireless LANs are uniquely suited to provide in-premise distribution of voice and data services today, with the potential to provide video distribution in the future. We believe that SWAP-based wireless LANs will enable broadband service providers to seamlessly extend their connection to multiple data and voice devices in and around homes and small offices, and reduce the cost of installation and changes.

   Another new application for wireless LAN technology is connectivity for business travelers on the road. Wireless LAN technology is being deployed in public places such as airport terminals and hotels, where business travelers with notebook PCs can connect to the Internet. Wireless LAN technology has the potential to provide products that can operate at home, in the office and on the road.

   Concurrent with the emergence of new applications and new markets, we believe that three primary factors are causing an expansion in the worldwide market potential for wireless LANs. First, from a regulatory perspective, the 2.4 GHz frequency band has been allocated for unlicensed wireless networks in most developed countries around the world. Second, the wide availability of this unlicensed spectrum has encouraged wireless LAN suppliers to design standard products and solutions that can be marketed and sold globally. Third, the cost of 2.4 GHz products continues to decline through both advanced design integration, volume manufacturing efficiencies and economies of scale.

   We believe that the convergence of worldwide spectrum availability, emerging standards and lower cost wireless and computing products, as well as higher performance products, will lead to more widespread deployment of wireless LANs. This will lead to increased use of wireless LAN products in traditional industrial data collection applications, developing point-of-service network applications, traditional enterprise networking applications such as email, and access to intranets and the Internet, as well as the emerging home and small office PC networking market.

THE PROXIM SOLUTION

   In 1994, we pioneered 2.4 GHz frequency hopping wireless LAN technology by being first to market with our RangeLAN2 product family. Since then we have captured a substantial number of key design wins with major 2.4 GHz OEM customers. We attribute this success to the architectural advantages of our RangeLAN2 product line and key aspects of our overall technology approach. These advantages include:

   - Seamless Extension of Existing Enterprise Data Networks. We design high performance open systems wireless communications products that transparently extend the reach of existing enterprise LANs using standard network interfaces and protocols.

   - Robust, Scalable Wireless Network Architecture. RangeLAN2's unique frequency hopping systems architecture and wireless LAN protocols create a robust RF network environment that cost-effectively expands to accommodate an increasing number of mobile users and applications.

   - Superior Product Performance and Functionality. The RangeLAN2 family incorporates a number of industry-leading technology innovations to achieve superior product performance and functionality, including a fully-integrated, single chip gallium arsenide RF transceiver for enhanced radio sensitivity and power amplification, a high throughput frequency hopping modulation approach with a fallback mode for extended range and coverage, and sophisticated wireless networking protocols for state-of-the-art roaming and power management capabilities.

   - Broad Array of Interoperable Products and Applications. Based on the highly integrated design of our RangeLAN2 credit card and match book-sized OEM adapter products, numerous mobile systems and handheld device manufacturers have designed RangeLAN2 technology into their products. The availability of RangeLAN2-based mobile computer and peripheral systems allows end users to select from numerous interoperable products in meeting their application requirements.

   In 1998, we introduced the Symphony product family of cordless networking products designed to address the requirements of the emerging home and small office data networking markets. The unique advantages of our Symphony cordless networking solution include:

   - Robust Cordless Networking Architecture. Based on RangeLAN2's commercially proven frequency hopping system architecture and wireless LAN protocols, Symphony products create a robust RF network environment operating at a 1.6 megabits per second ("Mbps") data rate.

   - Cost Effective Design. Taking advantage of continued integration of the RangeLAN2 design and improved manufacturing economies of scale, Symphony products are manufactured and sold at cost-effective price points, similar to advanced cordless phones and other PC peripheral products.

   - Ease of Use. Using standard networking interfaces and protocols, Symphony products include software designed with menu-based wireless network configuration and diagnostic tools. These tools simplify numerous networking and resource sharing configuration issues required to properly set up a PC network.

   - Sharing of PC Resources. Symphony products allow multiple PC users to easily share various resources such as printers and disc drives while enabling simultaneous shared Internet access and multiplayer PC gaming. All Symphony products feature our unique modem sharing software that provides simultaneous Internet access through a single modem and a single Internet Service Provider account.

   In 1999, we announced our second generation Symphony product family based on the HomeRF WG SWAP protocol. SWAP-based Symphony cordless networking products are designed to address the requirements of the emerging home and small office networking markets, providing both data networking and voice communications on a shared frequency basis. The result will be a cost-effective and robust system offering features and functionality that other technologies can not offer. The SWAP-based Symphony cordless networking solution will include all of the unique advantages of the original Symphony system, plus the added improvement of low-cost DECT-based telephony. The initial versions of our SWAP-based Symphony products are scheduled to ship in the first half of 2000.

   In December 1999, after completion of our acquisition of Wavespan, we began offering our new Stratum family of high-speed wireless building-to-building communications products. Stratum is a family of 5 GHz ultra-broadband wireless bridges delivering speeds of up to 100 Mbps in both directions, that can transport data, voice and video information between buildings up to 7 miles apart, extending corporate intranets and increasing wireless Internet backhaul capacity. With more than 20-times higher capacity than any other FCC-approved, license-free wireless link shipping today, Stratum is being deployed in enterprise networks and by ISPs, primarily in North America.

PRODUCTS

   Since 1989, we have focused on supplying spread spectrum RF transceiver modules and wireless LAN adapters to OEM customers for integration into mobile computing platforms, handheld data terminals and portable peripheral devices. We design our products to be small, lightweight, cost-effective and power efficient in order to meet the needs of our OEM customers and the vertical markets they serve. In addition, Symphony and SWAP-based Symphony products are designed to meet the ease of use requirements of the emerging home PC networking market. We offer wireless networking products based on 2.4 GHz frequency hopping spread spectrum technology and 900 MHz direct sequence technology. We also offer high performance building-to-building wireless products that operate in the unlicensed 5 GHz frequency band.

   Since the introduction of the RangeLAN2 product family in 1994, our 2.4 GHz product sales have increased to $64,500,000 over 93% of total revenue in 1999. We anticipate that our 2.4 GHz product sales will continue to be a significant majority of total revenue based on the worldwide availability of unlicensed 2.4 GHz spectrum, the higher throughput and capacity achievable with 2.4 GHz wireless networks, and the emerging home PC networking and small office markets served by Symphony and SWAP-based Symphony products.

   2.4 GHz Products. Introduced in 1994, RangeLAN2 was the industry's first FCC-certified 2.4 GHz frequency hopping wireless LAN product family. The RangeLAN2 family consists of two product lines: OEM design-in modules and packaged "off the shelf" products. The design-in modules are integrated by OEM customers into handheld computing and data collection devices. Packaged products are used with standard notebook and desktop computers to extend existing enterprise networks and to create ad hoc wireless networks. All RangeLAN2 products are designed to share the same software and are functionally interoperable. In 1998, we introduced the Symphony product family, delivering high-speed peer-to-peer cordless networking to the home and small office environment. In 1998, we introduced the RangeLAN802 product family, which is based on 2.4 GHz frequency hopping spread spectrum technology operating at 2.0 Mbps, and includes many of the innovative software and network management features provided by RangeLAN2 products. In 1999 we announced plans to develop a second generation of Symphony cordless networking products based on the SWAP specification from the HomeRF WG.

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

   The Symphony product family provides high-speed peer-to-peer cordless networking for the home and small office markets operating at a 1.6 Mbps data rate. Symphony products currently include a cordless ISA and PCI adapter for desktop PCs, a cordless PC Card adapter for notebook and sub-notebook computers, a standalone Cordless Modem that provides plug-and-play V.90 56 Kbps modem sharing and a Cordless Ethernet Bridge for connectivity to broadband Internet devices such as cable modems, xDSL gateways and ISDN routers. SWAP-based Symphony products, currently scheduled for initial delivery in March 2000, include the wireless LAN industries first USB adapter for desktop computers, a cordless PC card for notebook computers, a Cordless Ethernet Bridge for connectivity to broadband Internet devices such as cable modems, xDSL gateways and ISDN routers, and a miniature OEM design-in module for radio integration into products such as broadband Internet gateways. Symphony and SWAP-based Symphony products also include the "Composer Installation Wizard" software setup tool, the "Conductor" modem sharing software to use an existing PC modem, and the "Maestro" network management software tool.

   RangeLAN802 products include a one-piece PC Card for client computer systems as well as network access points for transparent bridging to existing Ethernet LANs. The RangeLAN802 product family also includes OEM design-in modules for integration in a wide variety of mobile computing platforms. Operating at 2.0 Mbps, RangeLAN802 products comply with the recently adopted Institute of Electrical and Electronics Engineers, or IEEE, 802.11 frequency hopping wireless LAN standard.

   900 MHz Products. We offer several types of products based on our 900 MHz direct sequence spread spectrum technology: RF transceivers; dual board radio-modems that combine a RF transceiver, controller and RS-232 interface in a single unit; ProxLink, a packaged version of the dual board radio-modem units; and RangeLAN, a family of wireless LAN adapters. The RF transceiver products and dual board radio-modems are OEM design-in products. ProxLink products, originally introduced in 1991, are self-contained ruggedized networking devices which enable both point-to-point and multipoint wireless data communications. The 900 MHz RangeLAN product family, originally introduced in 1992, was our first generation of open systems wireless LAN adapters.

   5 GHz Products. We offer two types of products based on our 5 GHz ultra-broadband wireless technology: The Stratum 100 and the Stratum 20, which operate at 100 Mbps and 20 Mbps respectively, offer full duplex communications for 100BASE-T Ethernet and two T-1 connections. The Stratum operates in the recently allocated 5.15 -- 5.35 GHz and 5.725 -- 5.825 GHz unlicensed National Information Infrastructure, or U-NII, frequency bands. Operation in the 5 GHz spectrum allows the Stratum link to be impervious to rain, snow and fog, making it technically superior to millimeter wave, infrared or laser optic solutions. Stratum performance is comparable to the best fiber links with better than 10(-12) bit error rate. With industry-standard 100BASE-T and MII interfaces, Stratum connects easily to a router or switch. Similarly, ANSI standard DS-1 ports connect to digital PBX, video codec and other equipment with T1 interfaces, which enable a seamless fit into existing data and voice networks. Management and monitoring can be enabled via built-in SNMP MIBs. User interface choices include native HTML for standard web browsers, and VT-100 displays and Telnet are supported.

CUSTOMERS

   The majority of our revenue has been derived from sales to OEM customers that offer wireless LAN products as part of a complete solution that typically includes specialized mobile computers developed by the OEM, network infrastructure systems, peripheral devices, software and services. Our OEM partners traditionally target industrial applications in one or more specific markets such as manufacturing, warehousing, transportation and retailing. Our
2.4 GHz OEM customers include, among others, Casio Computer, Data General, Fujitsu, Furuno Electric, Hand Held Products, Intermec/Norand, LXE, Matsushita, Mitsubishi, Motorola, Percon, Sharp, Teklogix and Toshiba.

   We market our branded RangeLAN2 products to value-added resellers and systems integrators in emerging wireless markets that include healthcare, hospitality, education and financial services, where access to real-time information is critical. In healthcare, ISVs such as HBO & Company, SMS, Cerner, IDX, Puritan/Bennett, MediServe, Healthpoint, Medic, Emtek and PACE are sales partners that drive the information technology decision making process. In addition, RangeLAN2 software drivers are integrated into Microsoft's Windows CE, Handheld PC Professional Edition software utilized by leading handheld PC vendors including Casio Computer, Compaq Computer, Hewlett-Packard, Hitachi, LG Electronics, NEC, Philips, Sharp and Vadem.

   We market our Symphony products to national and regional PC and electronics retailers, computer catalogs, and on-line retail sites over the Internet, including our e-commerce Web site. In addition, we are forging OEM partnerships for our Symphony and SWAP-based Symphony family of home networking products. Symphony and SWAP-based Symphony products serve emerging wireless markets that include home and small office networking, traveling professional and University campus networks, where mobility and price are critical. Our Symphony and SWAP-based Symphony partners include, among others, Intel and Motorola, each of which made a $10M equity investment in Proxim during 1999, Compaq Computer, Kansai Electric and Siemens.

   In 1999, sales to Intermec represented 30% of our total revenue. In 1998, sales to Intermec and LXE represented 41% and 11%, respectively, of our total revenue. In 1997, sales to Intermec, NTT-IT and LXE represented 28%, 17% and 10%, respectively, of our total revenue. Sales to OEM customers were $35,894,000, $29,393,000 and $26,780,000, in 1999, 1998 and 1997, respectively, representing 52%, 59% and 62% of total revenue during such periods.

   We expect that sales to a limited number of OEM customers will continue to account for a substantial portion of our revenue during any period for the foreseeable future. We also have experienced quarter to quarter variability in sales to each of our major OEM customers and expect this pattern to continue in the future. The loss of or a significant reduction in sales to, one or more of our major OEM customers could have a material adverse effect on our results of operations. See "Risk Factors -- We Depend Significantly on a Limited Number of OEM Customers."

SALES AND MARKETING

   We sell our commercial products directly to OEM customers and indirectly to value-added resellers, systems integrators and end users through regional, national and international distributors. We offer OEM customers both design-in products for integration into their wireless computing platforms, and branded products as private label models. We have developed channels for marketing and selling our Symphony product line, including sales through national and regional PC and electronics retailers, computer catalogs, and on-line retail sites over the Internet, including our e-commerce Web site at www.proxim.com. Additionally, we have developed channels for marketing and selling our Symphony and SWAP-based Symphony product line to OEM and private label partners. Our 5 GHz ultra-broadband products are sold to value-added resellers, systems integrators and end users primarily through regional distributors.

   Sales of many of our wireless networking products depend upon the decision of a prospective OEM customer to develop and market wireless solutions, which incorporate our wireless technology. OEM customers' orders are affected by a variety of factors, many of which cause the design-in cycle associated with the purchase of our products by OEM customers to be quite lengthy. For a detailed discussion of these factors see "Risk Factors - We Depend Significantly on a Limited Number of OEM Customers."

   Sales of wireless LAN products generally involve significant commitments of capital and other resources by our customers and us, with the attendant delays associated with procedures to approve such commitments. In this regard, in the 1999, 1998 and 1997, we made investments of $3,000,000, $1,000,000 and
$2,400,000 respectively, related to investments in two startup companies: one a startup wireless services company utilizing wireless LAN technology and the other a developer of mobile thin client computing. Due to the nature of these entities and their operations, there can be no assurance that these investments will be realizable or will result in marketable and/or successful products.

   We generally do not operate with a significant order backlog. Our sales to any single OEM customer are also subject to significant variability from quarter to quarter. Such fluctuations could have a material adverse effect on our operating results. In addition, there can be no assurance that we will become a qualified supplier for new OEM customers or that we will remain a qualified supplier for existing OEM customers.

   Our branded RangeLAN2 products are sold to value-added resellers, systems integrators and end users in the U.S. through regional distributors, and through Tech Data Corporation, Ingram Micro, Inc. and Anixter Corporation, three nationwide distribution and sales organizations.

   We also are establishing new distribution channels and OEM partnerships for our Symphony family of cordless home and small office networking products. Symphony products are currently sold through national retailers such as Best Buy, CompUSA, OfficeMax, Office Depot and Staples computer retailers such as Fry's Electronics, J&R Computer World, BrandSmart, Comp-u-Tech, DataVision, and Nationwide, leading computer catalogs such as CDW, MobilePlanet and PC Connection, and numerous on-line retail sites over the Internet, including our e-commerce Web site at www.proxim.com. Our SWAP-based Symphony products will be offered through the same channels as the original Symphony products. In addition, we are forging OEM partnerships and co-marketing alliances for our Symphony and SWAP-based Symphony family of home networking products. Our 5 GHz ultra-broadband products are sold to value-added resellers, systems integrators and end users primarily through regional distributors.

   Distributors generally offer products of several different companies, including products that may compete with our products. Accordingly, these distributors may give higher priority to products of other suppliers, thus reducing their efforts to sell our products. Agreements with distributors are generally terminable at the distributor's option. A reduction in sales efforts or termination of a distributor's relationship with us could have a material adverse effect on future operating results. Use of distributors also entails the risk that distributors will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, these distributors may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in our future operating results. In addition, distributors generally have stock rotation rights and price protection on unsold merchandise, which may adversely impact our profit margins.

   We are expanding the international distribution channels for our products. We are authorized to ship our RangeLAN2 and Symphony products into more than 50 countries. In addition to our relationships with numerous OEM customers who market the RangeLAN2 and Symphony technology internationally, we have over 30 authorized international distributors in over 50 sales territories. Revenue from shipments by us to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 21%, 17% and 26% of total revenue during 1999, 1998 and 1997, respectively. We expect that revenue from shipments to international customers will vary as a percentage of total revenue. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties. For a discussion of the risks we face from our international business, see "Risk Factors - We Depend Upon International Sales and Our Ability to Sustain and Increase International Sales Is Subject to Many Risks, Which Could Adversely Affect Our Operating Results."

   As of December 31, 1999, our selling, general and administrative department consisted of 87 full-time employees. Selling, general and administrative expenses were $13,575,000, $12,555,000, and $13,513,000 during 1999, 1998 and
1997, respectively.

MANUFACTURING

   Our manufacturing operations consist primarily of final assembly and testing, quality assurance, packaging and shipping at our manufacturing facility in Sunnyvale, California. We purchase all of the circuit boards, integrated circuits and other components used in our products from third party suppliers. We inspect these components for quality, group the components into kits by production order, and ship the kits to our subcontractors for interim assembly and test. We manufacture our Symphony products through turnkey contract manufacturers.

   We design our products to provide a high degree of reliability. Our products have achieved a field failure rate of our installed base of less than 1% per annum to date. We believe that this reliability is the result of our careful quality assurance procedures. We have developed a supplier selection procedure and approved vendor list to maintain quality. In addition, we monitor our suppliers' performance to ensure consistent quality, reliability and yields. We received ISO 9002 certification in January 2000 and follow the ISO 9002 quality standards, including process documentation, test procedures, quality assurance procedures, process control, equipment maintenance, quality record keeping and training of personnel. In addition, we generally use ISO 9002 certified manufacturing assembly subcontractors and contract manufacturers.

   We currently have limited manufacturing capability and no experience in large scale or foreign manufacturing. If our customers were to concurrently place orders for unexpectedly large product quantities, our present manufacturing capacity might be inadequate to meet the demand. We can offer no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, we will need to achieve significant product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, we can offer no assurance that we will be able to do so. In order to remain competitive, we also must continue to introduce new products and processes into our manufacturing environment, and we can offer no assurance that any such new products will not create obsolete invcntories related to older products. We currently conduct our manufacturing operations for all of our products at our corporate headquarters in Sunnyvale, California. In addition, we rely on contract and subcontract manufacturers for turnkey manufacturing and circuit board assemblies which subjects us to additional risks, including a potential inability to obtain an adequate supply of finished assemblies and assembled circuit boards and reduced control over the price, timely delivery and quality of such finished assemblies and assembled circuit boards. If our Sunnyvale facility were to become incapable of operating, even temporarily, or were unable to operate at or near our current or full capacity for an extended period, our business and operating results could be materially adversely affected. Changes in our manufacturing operations to incorporate new products and processes, or to manufacture at lower cost locations outside the United States, could cause disruptions, which, in turn, could adversely affect customer relationships, cause a loss of market opportunities and negatively affect our business and operating results.

   We have in the past experienced higher than expected demand for our products. This resulted in delays in the delivery of certain products due to temporary shortages of certain components, particularly components with long lead times, and insufficient manufacturing capacity. Due to the complex nature of our products and manufacturing processes, the worldwide demand for some wireless technology components and other factors, we can offer no assurance that delays in the delivery of products will not occur in the future.

   Certain parts and components used in our products, including our proprietary application specific integrated circuits, or ASICs, monolithic microwave integrated circuits, or MMICs, and assembled circuit boards, are only available from single sources, and certain other parts and components are only available from a limited number of sources. Our reliance on these sole source or limited source suppliers involves risks and uncertainties, including the following:

   -  the possibility of a shortage or discontinuation of key components; and

   - reduced control over delivery schedules, manufacturing capability, quality, yields and costs.

   Any reduced availability of these parts or components when required could significantly impair our ability to manufacture and deliver our products on a timely basis and result in the cancellation of orders, which could materially adversely affect our operating results. In addition, the purchase of some key components involves long lead times and, in the event of unanticipated increases in demand for our products, we have in the past been, and may in the future be, unable to manufacture some products in a quantity sufficient to meet our customers' demand in any particular period. We have no guaranteed supply arrangements with our sole or limited source suppliers, do not maintain an extensive inventory of parts or components, and customarily purchase sole or limited source parts and components pursuant to purchase orders placed from time to time in the ordinary course of business. Business disruptions, production shortfalls, production quality or financial difficulties of a sole or limited source supplier could materially and adversely affect our business by increasing product costs, or reducing or eliminating the availability of parts or components. In an event like this, our inability to develop alternative sources of supply quickly and on a cost-effective basis could significantly impair our ability to manufacture and deliver our products on a timely basis and could materially adversely affect our business and operating results.

RESEARCH AND DEVELOPMENT

   The wireless communications industry is characterized by rapid technological change, short product life cycles and evolving industry standards. To remain competitive, we must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness. If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology or acquire products from other businesses, or we may acquire other businesses as alternatives to internal research and development. Our research and development efforts are focused on implementing enhancements to existing products, investigating new technologies and developing new products. Since 1994, our research and development efforts have been concentrated on enhancing features and performance and reducing the cost of our 2.4 GHz frequency hopping products including RangeLAN2, Symphony and SWAP-based Symphony products. These efforts include developing and integrating our technology into ASICs/MMICs, development of wireless protocols and network software drivers, development of software to simplify the setup and management of our products, performance enhancements and cost reductions to wireless adapter and access point products and efforts related to both domestic and international product certification. In 1997, 1998 and 1999 we substantially increased our research and development efforts in developing IEEE, 802.11 standard based products, 5 GHz high-speed wireless LAN technology and Symphony and SWAP-based Symphony products. In 1997 we licensed technology related to 5 GHz highspeed LAN products and in 1999 we acquired 5 GHz ultra-broadband wireless products through the acquisition of Wavespan.

   Our success is also dependent on our ability to develop new products for existing and emerging wireless communications markets, to introduce such products in a timely manner and to have them designed into new products developed by OEM customers. The development of new wireless networking products is highly complex, and, from time to time, we have experienced delays in developing and introducing new products. Due to the intensely competitive nature of our business, any delay in the commercial availability of new products could materially and adversely affect our business, reputation and operating results. In addition, if we are unable to develop or obtain access to advanced wireless networking technologies as they become available, or are unable to design, develop and introduce competitive new products on a timely basis, or are unable to hire or retain qualified engineers to develop new technologies and products, our future operating results would be materially and adversely affected. We have expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standard and the HomeRF WG SWAP specification. We can offer no assurance, however, that our IEEE 802.11 compliant products and our SWAP-based Symphony products will have a meaningful commercial impact.

   In 1999, the IEEE approved a new 2.4 GHz wireless LAN standard, designated as 802.11b. Based on direct sequence spread spectrum technology, this new standard increased the nominal data rate from 2 Mbps to 11 Mbps. We have not developed products that comply with the IEEE 802.11b standard. While 802.11b technology is available to develop or acquire in the market, there can be no assurance that we will develop or acquire such technology, or that if we do develop or acquire such technology, that our products will be competitive in the market. In addition, we are developing higher-speed frequency hopping technology based on the FCC Notice of Proposed Rulemaking, or NPRM, that will allow for wider band hopping channels and increase the data rate from 1.6 Mbps to up to 10 Mbps. There can be no assurance that the NPRM will be approved, or that if the NPRM is approved, that we will be able to complete our development of 10 Mbps frequency hopping products in a timely manner, or that any such new products will compete effectively with IEEE 802.11b standard compliant products.

   In addition, the IEEE approved a new 5 GHz wireless LAN standard designated as 802.11a. This new standard is based on Orthogonal Frequency Division Multiplexing, or OFDM, technology with multiple data rates ranging from below 10 Mbps to approximately 50 Mbps. In 1999, the European Telecommunications Standards Institute Project BRAN (Broadband Radio Access Networks) committee approved a new 5 GHz wireless LAN standard designated as HiperLAN2, also based on OFDM technology. While these two new 5 GHz standards apply to future generations of technology, and no companies are currently shipping wireless LAN products based on these technologies, the emergence of these standards may diminish the competitiveness of our planned introduction of 5 GHz products based on the HiperLAN1 standard. Furthermore, we are not currently developing products based one either of these two new standards, and there can be no assurance that we will develop or acquire technology compliant with these standards.

   If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. In this regard, in the fourth quarter of 1997, we recorded a charge of $2,500,000 to in-process research and development related to a license of technology to be used in 5 GHz highspeed in-building wireless LAN products. In 1999, we recorded a total of $7,883,000 in charges related to acquisition of 5 GHz ultra-broadband wireless building-to-building technology.

   In addition, we are a core member of the HomeRF WG, an industry consortium that is establishing an open industry standard, called the SWAP specification, for wireless digital communications between PCs and consumer electronic devices, including a common interface specification that supports wireless data and voice services in and around the home. We can offer no assurance that the HomeRF WG SWAP specification, or the SWAP-based Symphony products that we have developed to comply with the specification will have a meaningful commercial impact. Further, given the emerging nature of the wireless LAN market, we can offer no assurance that the RangeLAN2 and Symphony products and technology, or our other products or technology, will not be rendered obsolete by alternative or competing technologies.

   As of December 31, 1999, our research and development department consisted of 74 full-time employees. Research and development expenses were $9,316,000, $7,630,000, and $6,220,000 during 1999, 1998 and 1997, respectively.

COMPETITION

   The wireless local area networking market is extremely competitive, and we expect that competition will intensify in the future. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors in the wireless LAN market include the following:

   -  data throughput;

   -  effective RF coverage area;

   -  interference immunity;

   -  network scalability;

   -  price;

   -  integration with voice technology;

   -  wireless networking protocol sophistication;

   -  ability to support industry standards;

   -  roaming capability;

   -  power consumption;

   -  product miniaturization;

   -  product reliability;

   -  ease of use;

   -  product costs;

   -  product features and applications;

   -  product time to market;

   -  product certifications;

   -  brand recognition;

   -  OEM partnerships;

   -  marketing alliances;

   -  manufacturing capabilities and experience;

   -  effective distribution channels; and

   -  company reputation.

   Several of our competitors, particularly Cisco Systems and Lucent Technologies have broader distribution channels and brand recognition and offer more diversified product lines.

   We have several competitors in our commercial wireless LAN business, including Breezecom, Cisco Systems (which recently acquired Aironet Wireless Communications), Intersil, Lucent Technologies, Nokia, Symbol Technologies and 3COM, among others. We also face competition from a variety of companies that offer different technologies in the nascent home networking market, including several companies developing competing wireless networking products. Additionally, numerous companies have announced their intention to develop competing products in both the commercial wireless LAN and home networking markets. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, we could face future competition from companies that offer products which replace network adapters or offer alternative communications solutions, or from large computer companies, PC peripheral companies, as well as other large networking equipment companies. Furthermore, we could face competition from certain of our OEM customers which have, or could acquire, wireless engineering and product development capabilities. We can offer no assurance that we will be able to compete successfully against these competitors or that those competitive pressures we face will not adversely affect our business or operating results.

   Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the wireless LAN market, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. We can offer no assurance that we will succeed in developing products or technologies that are more effective than those developed by our competitors. Furthermore, we compete with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which we have only limited experience. We can offer no assurance that we will be able to compete successfully against existing and new competitors as the wireless LAN market evolves and the level of competition increases.

GOVERNMENT REGULATION

   In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum. Our spread spectrum wireless products are certified for unlicensed operation in 902 -- 928 MHz, 2.4 -- 2.4835 GHz, 5.15 -- 5.35 GHz and 5.725 -- 5.825 GHz frequency bands. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum but accord Part 15 systems secondary status in the frequency. In the event that there is interference between a primary user and a Part 15 user, a higher priority user can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of our products experience excessive interference from primary users, market acceptance of our products could be adversely affected, which could materially and adversely affecting our business and operating results. The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements. We can offer no assurance that the occurrence of regulatory changes, including changes in the allocation of available frequency spectrum, changes in the use of allocated frequency spectrum, or modification to the standards establishing an irrefutable presumption for unlicensed Part 15 users, would not significantly affect our operations by rendering current products obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

   Our products are also subject to regulatory requirements in international markets and, therefore, we must monitor the development of spread spectrum and other radio frequency regulations in certain countries that represent potential markets for our products. While we can offer no assurance that we will be able to comply with regulations in any particular country, we design our RangeLAN2, RangeLAN802, Symphony and SWAP-based Symphony products to minimize the design modifications required to meet various 2.4 GHz international spread spectrum regulations. In addition, we will seek to obtain international certifications for the Symphony and SWAP-based Symphony product line in countries where there is a substantial market for home PCs and Internet connectivity. Changes in, or the failure by us to comply with, applicable domestic and international regulations could materially adversely affect our business and operating results. In addition, with respect to those countries that do not follow FCC regulations, we may need to modify our products to meet local rules and regulations.

   Regulatory changes by the FCC or by regulatory agencies outside the United States, including changes in the allocation of available frequency spectrum, could significantly affect our operations by restricting our development efforts, rendering current products obsolete or increasing the opportunity for additional competition. In September 1993 and in February 1995, the FCC allocated additional spectrum for personal communications services. In January 1997, the FCC authorized 300 MHz of additional unlicensed frequencies in the 5 GHz frequency range in Part 15 Subpart E which regulates U-NII devices operating in the 5.15 -- 5.35 GHz and 5.725 -- 5.825 GHz frequency bands. In June 1999, the FCC issued a Notice of Proposed Rulemaking , or NPRM, that proposed changing the way allocated frequencies are utilized by Part 15 spread spectrum systems. These approved and proposed changes in the allocation and use of available frequency spectrum could create opportunities for other wireless networking products and services.

   There can be no assurance that new regulations will not be promulgated that could materially and adversely affect our business and operating results.

PROTECTION OF PROPRIETARY RIGHTS

   We rely on a combination of patents, trademarks, non-disclosure agreements, invention assignment agreements and other security measures in order to establish and protect our proprietary rights. We have been issued seven U.S. patents, which are important to our current business, and we have three patent applications pending in the U.S. which relate to our core technologies and product designs. We can offer no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect our technology. In addition, we can offer no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will adequately protect us. Since U.S. patent applications are maintained in secrecy until patents issue, and since publication of inventions in the technical or patent literature tends to lag behind such inventions by several months, we cannot be certain that we first created the inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for such inventions or that we are not infringing on the patents of others. In addition, we have filed, or reserved our rights to file, a number of patent applications internationally. We can offer no assurance that any international patent application will issue or that the laws of foreign jurisdictions will protect our proprietary rights to the same extent as the laws of the United States.

   Although we intend to protect our rights vigorously, there can be no assurance that the measures we have taken or may take to protect our proprietary rights will be successful. Litigation may be necessary to enforce our patents, trademarks or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, to establish the validity of any technology licenses offered to patent infringers or to defend against claims of infringement. Litigation could result in substantial costs and diversion of resources and could materially and adversely affect our business and operating results. Moreover, we can offer no assurance that in the future these rights will be upheld. Furthermore, there can be no assurance that any of our issued patents will provide a competitive advantage or will not be challenged by third parties or that the patents of others will not adversely impact our ability to do business. As the number of products in the wireless LAN market increases, and related features and functions overlap, we may become increasingly subject to infringement claims. These claims also might require us to enter into royalty or license agreements. Any such claims, with or without merit, could cause costly litigation and could require significant management time. There can be no assurance that, if required, we could obtain such royalty or license agreements on terms acceptable to management. There can be no assurance that the measures we have taken or may take in the future will prevent misappropriation of our technology or that others will not independently develop similar products, design around our proprietary or patented technology or duplicate our products.

EMPLOYEES

   As of December 31, 1999, we had employed 233 full-time employees and 28 temporary employees. Of these individuals, 74 are in engineering and product development, 72 are in marketing, sales and customer support, 100 are in manufacturing and quality assurance, and 15 are in finance and administration. We believe that our future success will depend in large measure on our ability to retain certain key technical and management personnel and to attract and retain additional highly skilled employees. Competition for qualified personnel in the wireless data communications and networking industries is intense, particularly in the Silicon Valley region of Northern California, and there can be no assurance that we will be successful in retaining key employees or that we will be able to attract, assimilate or retain the additional skilled personnel that will be required to support our anticipated growth. None of our employees are represented by a labor union. We believe that our relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information concerning our executive officers as of December 31, 1999:

            NAME                AGE                    POSITION
   ---------------------        ---     ---------------------------------------------
   David C. King.............   40      Chairman of the Board of Directors,
                                          President and Chief Executive Officer
   Kurt F. Bauer.............   40      Vice President of Marketing
   Keith E. Glover...........   43      Vice President of Finance and Administration,
                                          and Chief Financial Officer
   Juan Grau.................   42      Vice President of Engineering
   Brian S. Messenger........   38      Vice President of Operations
   James Regel...............   57      Vice President of Sales

   DAVID C. KING joined Proxim in December 1992 as Vice President of Marketing and acting Chief Financial Officer, in July 1993 was appointed President, Chief Executive Officer and Director, and in January 1996 was named Chairman of the Board of Directors. From December 1990 to November 1992, Mr. King served in various executive capacities at Vitalink Communications Corporation, or Vitalink, a LAN internetworking subsidiary of Network Systems Corporation, most recently as Vice President of Marketing and Customer Services. From 1985 to 1990, Mr. King was Senior Manager in the San Francisco office of McKinsey & Company, Inc., an international management consulting firm, where he was a member of the firm's high technology and health care practices.

   KURT F. BAUER joined Proxim as Vice President of Marketing in December 1999. From March 1997 to December 1999, Mr. Bauer worked for Ascend Communications, acquired by Lucent Technologies in 1998, where he held several management positions, most recently as Vice President of Marketing. Before joining Ascend, Mr. Bauer held marketing and engineering management positions for other telecommunications and data communications companies, including Adaptive (Network Equipment Technologies), ACC (Advanced Computer Communications), Vitalink and Tymnet (British Telecom).

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

   JAMES REGEL joined Proxim in December 1999 as a result of the Wavespan acquisition as Vice President of Sales. From June 1997 to December 1999, Mr. Regel worked for Wavespan, most recently as President. Before joining Wavespan, Mr. Regel held various sales, marketing and operations vice president and director positions at Verilink Corporation, Network Equipment Technologies and ROLM Corporation.

ITEM 2.  PROPERTIES

FACILITIES

   Our corporate headquarters, primary research and development, and manufacturing operations are located in approximately 139,000 square feet in Sunnyvale, California under leases that expire August 31, 2009. In addition, we maintain 40,000 square feet of office space in Mountain View, California under a lease and sublease that expires March 31, 2006. Management considers the above facilities suitable and adequate to meet our current requirements. We also lease sales offices in Atlanta, Georgia; Nashua, New Hampshire; Paris, France; and Tokyo, Japan. In January 2000, we acquired Micrilor, Inc. with approximately 6,000 square feet of office and R&D space in Wakefield, Massachusetts under a month to month lease. We are seeking to relocate the Micrilor operations to a larger facility in 2000, and establish the location as our East Coast design center.


ITEM 3.  LEGAL PROCEEDINGS

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK.

   Prior to December 15, 1993, the date of our initial public offering, there was no public market for our Common Stock. Since December 15, 1993, our Common Stock has been available for quotation through the Nasdaq National Market under the symbol "PROX." The following table sets forth, for the period indicated, the high and low sale prices per share of our Common Stock as reported by the Nasdaq National Market:


                                                 HIGH          LOW
                                                -------      -------
            1998:
              First quarter ..............      $ 17.23      $ 10.88
              Second quarter .............      $ 17.00      $ 11.81
              Third quarter ..............      $ 19.00      $ 12.38
              Fourth quarter .............      $ 28.63      $ 11.50
            1999:
              First quarter ..............      $ 34.88      $ 20.75
              Second quarter .............      $ 58.19      $ 28.13
              Third quarter ..............      $ 61.38      $ 38.25
              Fourth quarter .............      $118.00      $ 34.63

HOLDERS OF RECORD.

   As of March 4, 2000, there were 185 stockholders of record of our Common
Stock.

DIVIDENDS.

   We have not declared or paid cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES.

   In April and June 1999 we issued to Intel and Motorola 606,000 shares of our common stock valued at approximately $20 million. In December 1999, in connection with our acquisition of Wavespan, we issued to former stockholders and a debtor of Wavespan an aggregate of 204,000 shares of our common stock valued at approximately $11.7 million. These transactions were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Section 4127.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------
                                                         1999         1998         1997          1996         1995
                                                       --------     --------     --------      --------     --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Revenue ........................................     $ 69,067     $ 49,711     $ 42,951      $ 41,220     $ 22,083
  Gross profit ...................................       32,822       23,985       20,592        19,837       11,240
  Research and development .......................        9,316        7,630        6,220         4,949        3,288
  Purchased in-process research and
   development ...................................        7,883           --        2,500            --           --
  Selling, general and administrative ............       13,575       12,555       13,513         9,408        6,694
  Income (loss) from operations ..................        1,839        3,800       (1,641)        5,480        1,258
  Net income .....................................     $  3,118     $  4,698     $     94      $  6,654     $  2,846
  Basic net income per share .....................     $    .28     $    .46     $    .01      $    .79     $    .40
  Weighted average common shares .................       11,338       10,318       10,048         8,466        7,150
  Diluted net income per share ...................     $    .25     $    .42     $    .01      $    .71     $    .35
  Weighted average common shares and
   equivalents ...................................       12,702       11,218       11,108         9,386        8,172

                                                                               DECEMBER 31,
                                                       -------------------------------------------------------------
                                                         1999         1998         1997          1996         1995
                                                       --------     --------     --------      --------     --------
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and marketable
   securities ....................................     $ 87,386     $ 66,687     $ 62,296      $ 54,232     $  6,247
  Working capital ................................       90,008       80,842       73,071        70,559       16,650
  Total assets ...................................      146,766       94,242       89,059        81,381       24,107
  Stockholders' equity ...........................      132,514       85,470       78,675        75,641       18,450

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under "Risk Factors " and elsewhere in this report. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

   The following discussion should be read in conjunction with our Financial Statements and Notes thereto.

OVERVIEW

   Since 1989, we have focused on supplying spread spectrum RF transceiver modules and wireless LAN adapters to OEM customers for integration into mobile computing platforms, pen-based portables and handheld data collection terminals. In 1990, we introduced our first commercial product for OEM customers, a 900 MHz direct sequence spread spectrum RF transceiver. We introduced ProxLink, our first branded wireless data communications product for the commercial end user market in 1991, and RangeLAN, a family of 900 MHz direct sequence wireless LAN adapters in 1992. In 1994, we began commercial shipment of RangeLAN2, the industry's first FCC certified family of 2.4 GHz frequency hopping spread spectrum wireless LAN products. In 1996, we introduced an integrated single piece PC Card adapter and a compact access point product. In 1997, we introduced our RangeLAN2 micro design-in module, Token Ring access point and Extension Point. In 1998, we introduced our RangeLAN802 frequency hopping product family based on the IEEE 802.11 standard, RangeLAN2 Ethernet and Serial external adapters and the Symphony product family, a low-cost cordless networking solution for home and small office environments. In December 1999, we introduced a 5 GHz ultra-broadband 100 Mbps product family as a result of our acquisition of Wavespan.

   Since the introduction of the RangeLAN2 product family in 1994, our 2.4 GHz product sales have increased to $64,500,000 over 93% of total revenue in 1999. We anticipate that our 2.4 GHz product families will continue to represent a substantial majority of our total revenue as a result of the worldwide availability of unlicensed 2.4 GHz spectrum as well as the higher throughput and capacity achievable with 2.4 GHz wireless networks. To date, we have realized lower gross margins from sales of our 2.4 GHz products compared to our 900 MHz products due primarily to the higher component costs, higher manufacturing costs associated with early production of various 2.4 GHz products and declining average selling prices on 2.4 GHz products. While we expect manufacturing costs to decline over time as a result of greater efficiencies associated with higher volume production, there can be no assurance that we will be able to achieve higher gross margins with respect to 2.4 GHz product sales. Gross margins will be affected by a variety of factors, including manufacturing efficiencies, the location of manufacturing, potential manufacturing licenses of our products, competitive pricing pressures, the degree of customization of individual products required by OEM customers and component and assembly costs.

   Historically, we have marketed our products predominantly in the United States and, until 1995, revenue from international sales was not significant. Since 1994, we have obtained regulatory certifications and authorizations for our 2.4 GHz RangeLAN2 products in over 50 countries. These certifications and authorizations have significantly increased the available markets for these products. Revenue from sales directly to international customers were 21%, 17% and 26% in 1999, 1998 and 1997, respectively. See "Business -- Sales and Marketing."

   A substantial portion of our revenue to date has been derived from a limited number of customers, most of which are OEM customers. Sales to OEM customers represented approximately 52%, 59% and 62% of total revenue in 1999, 1998 and 1997, respectively. We expect that sales to a limited number of OEM customers will continue to account for a substantial portion of our revenue for the foreseeable future. We also have experienced quarter to quarter variability in sales to each of our major OEM customers and expects this pattern to continue in the future. The loss of, or significant reductions in sales to, one or more of our major OEM customers could have a material adverse effect on our results of operations. The development of products for OEM customer applications is characterized by a lengthy sales process and design-in cycle which typically lasts from six months to two years and requires us to integrate our technologies into, and in certain cases adapt our products to fit, OEM customers' products. In addition, our OEM customers' products are generally required to be certified by the FCC or the equivalent regulatory agency in each country where such products are sold. We have committed substantial engineering, marketing and sales resources to develop key OEM relationships and have broadened our OEM customer base. Due to our current dependency on our OEM customers for a significant percentage of our total revenue and the nature of our OEM business, our annual and quarterly operating results are subject to fluctuations as a result of the level and timing of OEM customer orders. We work closely with our OEM customers to manage the order cycle process in an attempt to reduce the fluctuations inherent in our OEM business.

   Our RangeLAN2 branded products are marketed and sold to value-added resellers, systems integrators and end users primarily through regional and national distributors. Our Symphony branded products are marketed and sold through PC and electronics retailers, computer catalogs, and on-line retail sites over the Internet, including our e-commerce Web site. In addition, our Symphony and SWAP-based Symphony products are marketed to OEM and private label partners. Our Stratum 5 GHz ultra-broadband products are sold to value-added resellers, systems integrators and end users primarily through regional distributors. We grant certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors, which have rights of return and price protection, is recognized upon shipment by the distributor. Many of our packaged products are also sold to OEM customers.

RESULTS OF OPERATIONS

THREE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

   Revenue increased by 39% from $49.7 million in 1998 to $69.1 million in 1999, and by 16% from $43.0 million in 1997 to $49.7 million in 1998. Revenue increased in 1999 compared to 1998 primarily due to increased unit shipments to distributors and OEM customers that sell RangeLAN2-based 2.4 GHz product lines in North America, Europe and Japan and, to a lesser extent, shipments of Symphony and 5 GHz Stratum products. The increases were partially offset by lower revenue from 900 MHz products. Revenue increased in 1998 compared to 1997 primarily due to increased unit sales of 2.4 GHz OEM products, RangeLAN2 branded products and private label RangeLAN2 products in North America and Europe, partially offset by a significant decrease in orders from NTT-IT, one of our major customers, starting in the third quarter of 1997 and continuing through the second quarter of 1998, and to a lessor extent, lower revenue from 900 MHz products.

   Gross profit as a percentage of revenue was 47.5%, 48.2% and 47.9% during 1999, 1998, and 1997, respectively. Gross profit as a percentage of revenue decreased slightly in 1999 compared to 1998 due to declining average selling prices on RangeLAN2 and Symphony products, an increase in revenue from lower margin Symphony and 5 GHz Stratum products and a decrease in revenue from higher gross margin 900 MHz products. Gross profit as a percentage of revenue increased slightly in 1998 compared to 1997 due to engineering cost reductions on 2.4 GHz products, offset by declining average selling prices on 2.4 GHz products and a decrease in revenue from higher gross margin 900 MHz products. We expect gross profit as a percentage of revenue to fluctuate in future periods depending primarily on the mix of revenue between existing 2.4 GHz, 5 GHz and 900 MHz products, and potential manufacturing and technology license arrangements.

   Research and development expenses consist primarily of personnel costs and, to a lesser extent, consulting fees, prototype material, and other costs of ASIC/MMIC development. Research and development expenses are related primarily to the development and enhancement of radio transceivers, ASICs/MMICs, wireless protocols and network software drivers. Research and development expenses increased by 22% from $7.6 million in 1998 to $9.3 million in 1999, and by 23% from $6.2 million in 1997 to $7.6 million in 1998. Research and development expenses increased in 1999 compared to 1998 primarily due to an increased number of engineering employees, continued investment in integrating our technology into ASICs, development of wireless protocols and network software drivers, costs related to product performance enhancements, cost reductions in 2.4 GHz products, costs related to both domestic and international product certifications, development of products based on the IEEE 802.11 standard, and development of 5 GHz high-speed wireless LAN technology. Research and development expenses increased in 1998 compared to 1997 primarily due an increased number of engineering employees, continued investment in integrating our technology into ASICs, development of wireless protocols and network software drivers, costs related to product performance enhancements, cost reductions in 2.4 GHz products, costs related to both domestic and international product certifications, development of products based on the IEEE 802.11 standard, and development of 5 GHz high-speed wireless LAN technology. Research and development expenses as a percentage of revenue were 13%, 15% and 14% in 1999, 1998 and 1997, respectively. Research and development expenses as a percentage of revenue declined in 1999 compared to 1998 primarily due to an increase in revenue, partially offset by an increase in personnel and engineering development program costs in 1999. Research and development expenses as a percentage of revenue increased in 1998 compared to 1997 primarily due to the increase in personnel and development program costs in 1998. For the near future, we expect research and development expenses to decline slightly at a rate similar to the sales growth rate, as we continue to invest in technology to address potential market opportunities. If we are unable to enter a particular market in a timely manner, with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. To date, all of our research and development costs have been expensed as incurred.

   Selling, general and administrative expenses consist primarily of personnel costs, sales commissions and bonuses, costs related to domestic and international product certifications, customer support, trade show and advertising expenses, charges related to investments in startup companies, communications and information systems, and to a lesser extent, professional fees and facilities costs. Selling, general and administration expenses increased by 8% from $12.6 million in 1998 to $13.6 million in 1999, and decreased by 7% from $13.5 million in 1997 to $12.6 million in 1998. Selling, general and administrative expenses increased in 1999 compared to 1998 primarily due to additional marketing and sales personnel to support our growth, particularly our expansion into international and consumer markets, as well as increased trade show and promotional expenses, partially offset by $1,000,000 charge related to an investment in a startup wireless services company in 1998. Selling, general and administrative expenses decreased in 1998 compared to 1997 primarily due a $2,400,000 charge related to investments in two startup companies in 1997, partially offset by hiring of additional marketing and sales personnel to support our growth, particularly our expansion into international and consumer markets, as well as increased trade show and promotional expenses, and a $1,000,000 charge related to an investment in a startup wireless services company in 1998. Selling, general and administrative expenses as a percentage of revenue were 20%, 25% and 31% in 1999, 1998 and 1997, respectively. Selling, general and administrative expenses as a percentage of revenue declined in 1999 compared to 1998 due to an increase in personnel costs, partially offset by charges related to an investment in 1998. Selling, general and administrative expenses as a percentage of revenue declined in 1998 compared to 1997 due to charges related to the investments in 1997, partially offset by an increase in personnel costs and charges related to an investment in 1998.

   The amount expensed to purchased in-process research and development in 1999 related to developing 5 GHz ultra-broadband wireless technology. The amount expensed to purchased in-process research and development in 1997 related to licensed technology to be used in 5 GHz highspeed LAN products.

   The amount expensed to purchased in-process research and development in 1999 was calculated by estimating fair value of technology currently under development using the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculation was 40%.

We do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include any anticipated synergies or cost saving associated with the transaction. We expect that products incorporating the acquired technology will be completed and begin to generate cash flows between six to nine months after integration. However, development of these technology remains a significant risk due to the remaining effort to achieve technological feasibility, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of developing a new operating system, developing a new processor and interface, planning and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on the value of assets acquired.

   Interest income, net, is primarily interest income and interest expense. Interest income, net, increased from $3.3 million in 1998 to $4.1 million in 1999 primarily due to higher yields on cash balances. Interest income, net, increased from $3.0 million in 1997 to $3.3 million in 1998 primarily due to higher yields on cash balances.

   We recognized a provision for income taxes of $2,802,000, $2,441,000 and $1,243,000 in 1999, 1998 and 1997 respectively. The effective tax rates in 1999, 1998 and 1997 were 47.3%, 34.2%, and 93.0%, respectively. The effective rates in 1999 and 1997 were higher than federal statutory rate of 35% plus state tax rate of 6%, net of federal benefits, primarily due to expenses related to equity investments that were not deductible for income tax purpose. Such expenses amount to $2,000,000, $1,000,000 and $2,400,000 in 1999, 1998 and 1997,
respectively. The effective rate in 1998 was lower than the federal statutory tax rate plus the state tax rate, net of the federal benefits, primarily due to a research and development credit and the change in valuation allowance offset by non tax deductible expense related to the equity investment.

INFLATION

   To date, inflation has not had a significant impact on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

   To date we have funded our operations through sales of equity securities as well as through cash flows from operations. As of December 31, 1999, we had retained earnings of $5,413,000.

   In 1999, 1998 and 1997, cash provided by operations was $6,178,000, $4,785,000 and $10,128,000, respectively. In 1999, cash was provided primarily by net income after adjustments for in-process research and development charges, deprecation and amortization and deferred taxes. This was offset by cash used to fund increases in inventory and accounts receivable and a decrease in other current liabilities. In 1998, cash was provided primarily by net income after adjustments for depreciation and deferred taxes. Cash was also provided by a decrease in inventories and by an increase in accounts payable. This was partially offset by cash used to fund increases in accounts receivable and by a decrease in other liabilities. In 1997, cash was provided primarily by net income after adjustments for depreciation and deferred taxes. Cash was also provided by a decrease in accounts receivable and by an increase in other current liabilities. This was partially offset by cash used to fund an increase in inventories and by a decrease in accounts payable. We believe that to the extent we experience growth in our operations, if any, then additional cash will be required to fund increases in inventories and accounts receivable.

   In 1999, 1998 and 1997, we purchased $5,352,000, $1,238,000 and $1,424,000, respectively, of property and equipment. Expenditures related primarily to the acquisition of manufacturing and engineering test equipment and leasehold improvements and furniture for our new corporate headquarters and manufacturing facilities. We expect to purchase approximately $5,000,000 of property and equipment during 2000, consisting primarily of enterprise client/server application software, manufacturing and engineering test equipment and tooling, and engineering systems software and equipment.

   In 1999, 1998 and 1997, we made equity investments of $5,000,000, $1,000,000 and $2,400,000, respectively. The investments made in 1999 were for a wireless services company and a startup company developing 5 GHz ultra-broadband wireless products of which $2,000,000 was recorded as purchased in-process research and development. The remaining $3,000,000 was recorded as an equity investment. The investments made in 1998 and 1997 were for a wireless services company and a developer of mobile thin-client computing technology. The investments in 1998 and 1997 were recorded as selling, general and administrative expense.

   In December 1999, we acquired Wavespan Corporation in a merger transaction, for 170,000 shares of our common stock and $2.2 million of cash. The value of the purchase price was $12.9 million, including acquisition costs of $900,000, and the acquisition was accounted for as a purchase.

   In 1999, 1998 and 1997, we generated $27,418,000, $1,844,000 and $1,760,000 from issuance of common stock. In 1999 we generated cash from the exercise of employee stock options, issuance of common stock under our employee stock purchase plan and issuance of common stock to investors. In 1998 and 1997 we generated cash from the exercise of employee stock options and issuance of common stock under our employee stock purchase plan.

   As of December 31, 1999 our principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $87.4 million. We believe that our existing working capital and cash generated from operations, if any, will be sufficient to finance any cash acquisition, which we may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, we will consider additional financing. There can be no assurance that such financing will be available on terms acceptable, if at all.

FORWARD-LOOKING STATEMENTS

   This Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in "Risk Factors" below, as well as those noted in the documents incorporated herein by reference. In connection with forward-looking statements, which appear in these disclosures, investors should carefully review the factors set forth in this Form 10-K under "Risk Factors."

RISK FACTORS

   You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

   If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

   This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-K.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY FAIL TO MEET OR EXCEED THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, CAUSING OUR STOCK PRICE TO DECLINE.

   Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future on an annual and quarterly basis, due to numerous factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

   - changing market demand for, and declines in the average selling prices of, our products;

   - the timing of and delays or cancellations of significant orders from major customers;

   -  the loss of one or more of our major customers;

   -  the cost, availability and quality of components from our suppliers;

   - the cost, availability, and quality of assemblies from contract and subcontract manufacturers;

   - the lengthy sales and design-in cycles for original equipment manufacturer, or OEM, products;

   -  delays in the introduction of our new products;

   -  competitive product announcements and introductions;

   -  market adoption of new technologies;

   - market adoption of radio frequency, or RF, standards-based products (such as those compliant with the IEEE 802.11 or the Home RF SWAP specifications);

   -  the mix of products sold;

   - the effectiveness of our distribution channels and our success in maintaining our current distribution channels and developing new distribution channels;

   - the sell-through rate of our Symphony products through consumer retail channels;

   -  management of retail channel inventories;

   -  the failure to anticipate changing customer product requirements;

   -  seasonality in demand;

   -  manufacturing capacity and efficiency;

   -  changes in the regulatory environment, product health and safety concerns;

   -  Year 2000 issues; and

   -  general economic conditions.

   Historically, we have not operated with a significant order backlog and a substantial portion of our revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, our revenue expectations are based almost entirely on internal estimates of future demand and not on firm customer orders. Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates. If orders and revenue do not meet expectations, our operating results could be materially adversely affected. In this regard, in the third quarter of 1997, we experienced a decrease in revenue and an operating loss as a result of a significant decrease in orders from two of our major customers. We can offer no assurance that we will not experience future quarter to quarter decreases in revenue or quarterly operating losses. In addition, due to the timing of orders from OEM customers, we have often recognized a substantial portion of our revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products have caused, and may in the future cause, operating results to vary significantly from quarter to quarter.

WE DEPEND SIGNIFICANTLY ON A LIMITED NUMBER OF OEM CUSTOMERS.

   A substantial portion of our revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 52%, 59% and 62% of our sales during 1999, 1998 and 1997, respectively, were to OEM customers. In addition, sales to one customer represented approximately 30% of our revenue during 1999. Sales to two customers represented approximately 41% and 11% of our revenue during 1998. Sales to three customers represented approximately 28%, 17% and 10% of our revenue during 1997. We expect that sales to a limited number of OEM customers will continue to account for a substantial portion of our revenue for the foreseeable future. We also have experienced quarter to quarter variability in sales to each of our major OEM customers and expect this pattern to continue in the future.

   Sales of many of our wireless networking products depend upon the decision of a prospective OEM customer to develop and market wireless solutions, which incorporate our wireless technology. OEM customers' orders are affected by a variety of factors, including the following:

   -  new product introductions;

   -  regulatory approvals;

   -  end-user demand for OEM customers' products;

   -  product life cycles;

   -  inventory levels;

   -  manufacturing strategies;

   -  pricing;

   -  contract awards;

   -  competitive situations and

   -  general economic conditions.

   For these and other reasons, the design-in cycle associated with the purchase of our wireless products by OEM customers is quite lengthy, generally ranging from six months to two years, and is subject to a number of significant risks, including customers' budgeting constraints and internal acceptance reviews, that are beyond our control. Because of the lengthy sales cycle, we typically plan our production and inventory levels based on internal forecasts of OEM customer demand, which is highly unpredictable and can fluctuate substantially. In addition, our agreements with OEM customers typically do not require minimum purchase quantities and a significant reduction, delay or cancellation of orders from any of these customers could materially and adversely affect our operating results. If revenue forecasted from a specific customer for a particular quarter is not realized in that quarter, our operating results for that quarter could be materially adversely affected. The loss of one or more of, or a significant reduction in orders from, our major OEM customers could materially and adversely affect our operating results. In addition, we can offer no assurance that we will become a qualified supplier for new OEM customers or that we will remain a qualified supplier for existing OEM customers.

WE PURCHASE SEVERAL KEY COMPONENTS USED IN THE MANUFACTURE OR INTEGRATION OF OUR PRODUCTS FROM SOLE OR LIMITED SOURCES.

   Certain parts and components used in our products, including our proprietary application specific integrated circuits, or ASICs, monolithic microwave integrated circuits, or MMICs, and assembled circuit boards, are only available from single sources, and certain other parts and components are only available from a limited number of sources. Our reliance on these sole source or limited source suppliers involves risks and uncertainties, including the following:

   -  the possibility of a shortage or discontinuation of key components; and

   - reduced control over delivery schedules, manufacturing capability, quality, yields and costs.

   Any reduced availability of these parts or components when required could significantly impair our ability to manufacture and deliver our products on a timely basis and result in the cancellation of orders, which could materially adversely affect our operating results. In addition, the purchase of some key components involves long lead times and, in the event of unanticipated increases in demand for our products, we have in the past been, and may in the future be, unable to manufacture some products in a quantity sufficient to meet our customers' demand in any particular period. We have no guaranteed supply arrangements with our sole or limited source suppliers, do not maintain an extensive inventory of parts or components, and customarily purchase sole or limited source parts and components pursuant to purchase orders placed from time to time in the ordinary course of business. Business disruptions, production shortfalls, production quality or financial difficulties of a sole or limited source supplier could materially and adversely affect our business by increasing product costs, or reducing or eliminating the availability of parts or components. In an event like this, our inability to develop alternative sources of supply quickly and on a cost-effective basis could significantly impair our ability to manufacture and deliver our products on a timely basis and could materially adversely affect our business and operating results.

WE NEED TO EXPAND OUR LIMITED MANUFACTURING CAPABILITY AND INCREASINGLY DEPEND ON CONTRACT MANUFACTURERS FOR OUR MANUFACTURING REQUIREMENTS.

   We currently have limited manufacturing capability and no experience in large-scale or foreign manufacturing. If our customers were to concurrently place orders for unexpectedly large product quantities, our present manufacturing capacity might be inadequate to meet the demand. We can offer no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, we will need to achieve significant product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, we can offer no assurance that we will be able to do so. In order to remain competitive, we also must continue to introduce new products and processes into our manufacturing environment, and we can offer no assurance that any such new products will not create obsolete inventories related to older products. We currently conduct our manufacturing operations for all of our products in our new corporate headquarters in Sunnyvale, California. In addition, we rely on contract and subcontract manufacturers for turnkey manufacturing and circuit board assemblies which subjects us to additional risks, including a potential inability to obtain an adequate supply of finished assemblies and assembled circuit boards and reduced control over the price, timely delivery and quality of such finished assemblies and assembled circuit boards. If our Sunnyvale facility were to become incapable of operating, even temporarily, or were unable to operate at or near our current or full capacity for an extended period, our business and operating results could be materially adversely affected. Changes in our manufacturing operations to incorporate new products and processes, or to manufacture at lower cost locations outside the United States, could cause disruptions, which, in turn, could adversely affect customer relationships, cause a loss of market opportunities and negatively affect our business and operating results.

   We have in the past experienced higher than expected demand for our products. This resulted in delays in the delivery of certain products due to temporary shortages of certain components, particularly components with long lead times, and insufficient manufacturing capacity. Due to the complex nature of our products and manufacturing processes, the worldwide demand for some wireless technology components and other factors, we can offer no assurance that delays in the delivery of products will not occur in the future.

WIRELESS COMMUNICATIONS AND NETWORKING MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND TO COMPETE, WE MUST CONTINUALLY INTRODUCE NEW PRODUCTS THAT ACHIEVE BROAD MARKET ACCEPTANCE.

   The wireless communications industry is characterized by rapid technological change, short product life cycles and evolving industry standards. To remain competitive, we must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness.

   Our success is also dependent on our ability to develop new products for existing and emerging wireless communications markets, to introduce such products in a timely manner and to have them designed into new products developed by OEM customers. The development of new wireless networking products is highly complex, and, from time to time, we have experienced delays in developing and introducing new products. Due to the intensely competitive nature of our business, any delay in the commercial availability of new products could materially and adversely affect our business, reputation and operating results. In addition, if we are unable to develop or obtain access to advanced wireless networking technologies as they become available, or are unable to design, develop and introduce competitive new products on a timely basis, or are unable to hire or retain qualified engineers to develop new technologies and products, our future operating results would be materially and adversely affected. We have expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standard that received final approval in June 1997. We can offer no assurance, however, that our IEEE 802.11 compliant products or the IEEE 802.11 standard will have a meaningful commercial impact.

   In 1999, the IEEE approved a new 2.4 GHz wireless LAN standard, designated as 802.11b. Based on direct sequence spread spectrum technology, this new standard increased the nominal data rate from 2 Mbps to 11 Mbps. We have not developed products that comply with the IEEE 802.11b standard. While 802.11b technology is available to develop or acquire in the market, there can be no assurance that we will develop or acquire such technology, or that if we do develop or acquire such technology, that our products will be competitive in the market. In addition, we are developing higher-speed frequency hopping technology based on the FCC Notice of Proposed Rulemaking, or NPRM, that will allow for wider band hopping channels and increase the data rate from 1.6 Mbps to up to 10 Mbps. There can be no assurance that the NPRM will be approved, or that if the NPRM is approved, that we will be able to complete our development of 10 Mpbs frequency hopping products in a timely manner, or that any such new products will compete effectively with IEEE 802.11b standard compliant products.

   In addition, the IEEE approved a new 5 GHz wireless LAN standard designated as 802.11a. This new standard is based on Orthogonal Frequency Division Multiplexing, or OFDM, technology with multiple data rates ranging from below 10 Mbps to approximately 50 Mbps. In 1999, the European Telecommunications Standards Institute Project BRAN (Broadband Radio Access Networks) committee approved a new 5 GHz wireless LAN standard designated as HiperLAN2, also based on OFDM technology. While these two new 5 GHz standards apply to future generations of technology, and no companies are currently shipping wireless LAN products based on these technologies, the emergence of these standards may diminish the competitiveness of our planned introduction of 5 GHz products based on the HiperLAN1 standard. Furthermore, we are not currently developing products based one either of these two new standards, and there can be no assurance that we will develop or acquire technology compliant with these standards.

   In addition, we are a core member of the HomeRF WG, an industry consortium that is establishing an open industry standard, called the SWAP specification, for wireless digital communications between PCs and consumer electronic devices, including a common interface specification that supports wireless data and voice services in and around the home. We can offer no assurance that the HomeRF WG SWAP specification, or the SWAP-based Symphony products that we develop to comply with the specification will have a meaningful commercial impact. Further, given the emerging nature of the wireless LAN market, we can offer no assurance that our RangeLAN2 and Symphony products and technology, or our other products or technology, will not be rendered obsolete by alternative or competing technologies.

   If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. In this regard, in the fourth quarter of 1997, we recorded a charge of $2,500,000 to in-process research and development related to a license of technology to be used in 5 GHz highspeed in-building wireless LAN products. In 1999, we recorded a total of $7,883,000 in charges related to acquisition of 5 GHz ultra-broadband wireless building-to-building products.


THE WIRELESS LOCAL AREA NETWORKING MARKET IS INTENSELY COMPETITIVE AND SOME OF OUR COMPETITORS ARE LARGER AND BETTER ESTABLISHED.

   The wireless local area networking market is extremely competitive and we expect that competition will intensify in the future. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors in the wireless LAN market include the following:

   -  data throughput;

   -  effective RF coverage area;

   -  interference immunity;

   -  network scalability;

   -  price;

   -  integrate with voice technology;

   -  wireless networking protocol sophistication;

   -  ability to support industry standards;

   -  roaming capability;

   -  power consumption;

   -  product miniaturization;

   -  product reliability;

   -  ease of use;

   -  product costs;

   -  product features and applications;

   -  product time to market;

   -  product certifications;

   -  brand recognition;

   -  OEM partnerships;

   -  marketing alliances;

   -  manufacturing capabilities and experience;

   -  effective distribution channels; and

   -  company reputation.

   We could be at a disadvantage to competitors, particularly Cisco Systems and Lucent Technologies, that have broader distribution channels and brand recognition and offer more diversified product lines.

   We have several competitors in our commercial wireless LAN business, including Breezecom, Cisco Systems (which acquired Aironet Wireless Communications), Intersil, Lucent Technologies, Nokia, Symbol Technologies and 3COM, among others. We also face competition from a variety of companies that offer different technologies in the nascent home networking market, including several companies developing competing wireless networking products. Additionally, numerous companies have announced their intention to develop competing products in both the commercial wireless LAN and home networking markets. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, we could face future competition from companies that offer products which replace network adapters or offer alternative communications solutions, or from large computer companies, PC peripheral companies, as well as other large networking equipment companies. Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities. We can offer no assurance that we will be able to compete successfully against these competitors or those competitive pressures we face will not adversely affect our business or operating results.

   Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the wireless LAN market, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. We can offer no assurance that we will succeed in developing products or technologies that are more effective than those developed by our competitors. Furthermore, we compete with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which we have only limited experience. We can offer no assurance that we will be able to compete successfully against existing and new competitors as the wireless LAN market evolves and the level of competition increases.

WE DEPEND UPON INTERNATIONAL SALES AND OUR ABILITY TO SUSTAIN AND INCREASE INTERNATIONAL SALES IS SUBJECT TO MANY RISKS, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

   Revenue from shipments by us to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 21%, 17% and 26% of total revenue during 1999, 1998 and 1997. We expect that revenue from shipments to international customers will vary as a percentage of total revenue.

Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties including:

   - changes in foreign government regulations and telecommunications standards;

   -  export license and documentation requirements;

   -  tariffs, duties taxes and other trade barriers;

   -  fluctuations in currency exchange rates;

   -  longer payment cycles for international distributors;

   -  difficulty in collecting accounts receivable;

   -  competition from local manufacturers with lower costs;

   -  difficulty in staffing and managing foreign operations; and

   -  potential political and economic instability.

   While international sales are typically denominated in U.S. dollars and we typically extend limited credit terms, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. We can offer no assurance that foreign markets will continue to develop or that we will receive additional orders to supply our products to foreign customers. Our business and operating results could be materially and adversely affected if foreign markets do not continue to develop or if we do not receive additional orders to supply our products for use by foreign customers. In the latter part of 1997 and throughout 1998, capital markets in Asia were highly volatile, resulting in fluctuations in Asian currencies and other economic instabilities. In this regard, in the third quarter of 1997 and continuing through the second quarter of 1998, we experienced a significant decrease in orders from NTT-IT, one of our major Japanese customers, resulting in a significant decrease in quarterly revenue and an operating loss in the third quarter of 1997.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS COULD ADVERSELY AFFECT OUR ABILITY TO COMPETE EFFECTIVELY.

   We rely on a combination of patents, trademarks, non-disclosure agreements, invention assignment agreements and other security measures in order to establish and protect our proprietary rights. We have been issued seven U.S. patents, which were issued in 1991, 1993, 1995, 1998 and 1999, and are important to our current business, and we have three patent applications pending in the U.S., which relate to our core technologies and product designs. We can offer no assurance that patents will issue from any of these pending applications or, if patents do issue that the claims allowed will be sufficiently broad to protect our technology. In addition, we can offer no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will adequately protect us. Since U.S. patent applications are maintained in secrecy until patents issue, and since publication of inventions in the technical or patent literature tends to lag behind such inventions by several months, we cannot be certain that we first created the inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for such inventions or that we are not infringing on the patents of others. In addition, we have filed, or reserved our rights to file, a number of patent applications internationally. We can offer no assurance that any international patent application will issue or that the laws of foreign jurisdictions will protect our proprietary rights to the same extent as the laws of the United States.

   Although we intend to protect our rights vigorously, there can be no assurance that the measures we have taken or may take to protect our proprietary rights will be successful. Litigation may be necessary to enforce our patents, trademarks or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, to establish the validity of any technology licenses offered to patent infringers, or to defend against claims of infringement. Litigation could result in substantial costs and diversion of resources and could materially and adversely affect our business and operating results. Moreover, we can offer no assurance that in the future these rights will be upheld. Furthermore, there can be no assurance that any of our issued patents will provide a competitive advantage or will not be challenged by third parties or that the patents of others will not adversely impact our ability to do business. As the number of products in the wireless LAN market increases, and related features and functions overlap, we may become increasingly subject to infringement claims. These claims also might require us to enter into royalty or license agreements. Any such claims, with or without merit, could cause costly litigation and could require significant management time. There can be no assurance that, if required, we could obtain such royalty or license agreements on terms acceptable to management. There can be no assurance that the measures we have taken or may take in the future will prevent misappropriation of our technology or that others will not independently develop similar products, design around our proprietary or patented technology or duplicate our products.

WE NEED TO EFFECTIVELY MANAGE OUR GROWTH.

   Our growth to date has caused, and will continue to cause, a significant strain on our management, operational, financial and other resources. Our ability to manage growth effectively will require us to improve our management, operational and financial processes and controls as well as the related information and communications systems. These demands will require the addition of new management personnel and the development of additional expertise by existing management. The failure of our management team to effectively manage growth, should it occur, could materially and adversely affect our business and operating results.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS IN MULTIPLE JURISDICTIONS WHERE WE SELL OUR PRODUCTS IS DIFFICULT AND COSTLY.

   In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum. Our spread spectrum wireless products are certified for unlicensed operation in the 902 -- 928 MHz, 2.4 -- 2.4835 GHz, 5.15 -- 5.35 GHz and 5.725 -- 5.825 GHz
frequency bands. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems secondary status in the frequency. In the event that there is interference between a primary user and a Part 15 user, a higher priority user can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of our products experience excessive interference from primary users, market acceptance of our products could be adversely affected, which could materially and adversely affecting our business and operating results. The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements. We can offer no assurance that the occurrence of regulatory changes, including changes in the allocation of available frequency spectrum, changes in the use of allocated frequency spectrum, or modification to the standards establishing an irrefutable presumption for unlicensed Part 15 users, would not significantly affect our operations by rendering current products obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

   Our products are also subject to regulatory requirements in international markets and, therefore, we must monitor the development of spread spectrum and other radio frequency regulations in certain countries that represent potential markets for our products. While we can offer no assurance that we will be able to comply with regulations in any particular country, we design our RangeLAN2, RangeLAN802, Symphony and SWAP-based Symphony products to minimize the design modifications required to meet various 2.4 GHz international spread spectrum regulations. In addition, we will seek to obtain international certifications for the Symphony and SWAP-based Symphony product line in countries where there is a substantial market for home PCs and Internet connectivity. Changes in, or the failure by us to comply with, applicable domestic and international regulations could materially adversely affect our business and operating results. In addition, with respect to those countries that do not follow FCC regulations, we may need to modify our products to meet local rules and regulations.

   Regulatory changes by the FCC or by regulatory agencies outside the United States, including changes in the allocation or use of available frequency spectrum, could significantly affect our operations by restricting our development efforts, rendering current products obsolete or increasing the opportunity for additional competition. In September 1993 and in February 1995, the FCC allocated additional spectrum for personal communications services. In January 1997, the FCC authorized 300 MHz of additional unlicensed frequencies in the 5 GHz frequency range in Part 15 Subpart E which regulates U-NII devices operating in the 5.15 -- 5.35 GHz and 5.725 -- 5.825 GHz frequency bands. In June 1999, the FCC issued a NPRM that proposed changing the way allocated frequencies are utilized by Part 15 spread spectrum systems. These approved and proposed changes in the allocation and use of available frequency spectrum could create opportunities for other wireless networking products and services.

   There can be no assurance that new regulations will not be promulgated, that could materially and adversely affect our business and operating results.

THERE MAY BE POTENTIAL HEALTH AND SAFETY RISKS RELATED TO OUR PRODUCTS WHICH COULD NEGATIVELY AFFECT OUR BUSINESS AND PRODUCT SALES.

   The intentional emission of electromagnetic radiation has been the subject of recent public concern regarding possible health and safety risks, and though our products, when installed in any of the intended configurations, are designed not to exceed the maximum permissible exposure limits listed in Section 1.1311 of the FCC Regulations, we can offer no assurance that safety issues will not arise in the future and materially and adversely affect our business and operating results.

TO COMPETE EFFECTIVELY, WE MUST ESTABLISH AND EXPAND NEW DISTRIBUTION CHANNELS FOR OUR HOME NETWORKING PRODUCTS.

   To date, a substantial percentage of our revenue has been derived from OEM customers through our direct sales force. We sell our branded RangeLAN2 products through domestic and international distributors. We are also establishing new distribution channels for our Symphony family of cordless home and small office networking products. Symphony products are currently sold through national retailers such as Best Buy, CompUSA, OfficeMax, Office Depot and Staples computer retailers such as Fry's Electronics, J&R Computer World, BrandSmart, Comp-u-Tech, DataVision, Nationwide, leading computer catalogs such as CDW, MobilePlanet and PC Connection, and numerous on-line retail sites over the Internet, including our e-commerce Web site at www.proxim.com. In general, distributors and retailers offer products of several different companies, including products that may compete with our products. Accordingly, they may give higher priority to products of other suppliers, thus reducing their efforts to sell our products. Agreements with distributors and retailers are generally terminable at their option. Any reduction in sales efforts or termination of a relationship may materially and adversely affect our business and operating results. Use of distributors and retailers also entails the risk that they will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, they may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in our future operating results.

IF WE LOSE KEY PERSONNEL OR WE ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR BUSINESS OR ACHIEVE OUR OBJECTIVES.

   We are highly dependent on the technical and management skills of our key employees, in particular David C. King, Chairman, President and Chief Executive Officer, and Juan Grau, Vice President of Engineering. We do not have employment agreements with or life insurance on the life of, either person. In addition, given the rapid technological change in this industry, we believe that the technical expertise and creative skills of our engineers and other personnel are crucial in determining our future success. The loss of the services of any key employee could adversely affect our business and operating results. Our success also depends in large part on a limited number of key marketing and sales employees and on our ability to continue to attract, assimilate and retain additional highly talented personnel. Competition for qualified personnel in the wireless data communications and networking industries is intense. We can offer no assurance that we will be successful in retaining our key employees or that we can attract, assimilate or retain the additional skilled personnel as required.

OUR STOCK PRICE MAY BE EXTREMELY VOLATILE.

   Recently, the price of our common stock has been volatile. We believe that the price of our common stock may continue to fluctuate, perhaps substantially, as a result of factors including:

   -  announcements of developments relating to our business;

   -  fluctuations in our operating results;

   - general conditions in the wireless communications industry or the worldwide economy;

   - a shortfall in revenue or earnings from securities analysts' expectations or other changes in financial estimates by securities analysts;

   - announcements of technological innovations or new products or enhancements by us or our competitors;

   -  developments in patent, copyright or other intellectual property rights;
      and

   - developments in our relationships with customers, distributors and suppliers.

   In the third quarter of 1997, we announced revenue and operating results below expectations of securities analysts and investors, resulting in a decrease in the market price of our common stock. In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of our common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

YEAR 2000 COMPLIANCE

   We are currently not aware of any Year 2000 problem in our products, critical systems or services. However the success today of our Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties upon which we rely will not become apparent in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

   Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of government and corporate bonds purchased with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1999, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
      INDEX TO FINANCIAL STATEMENTS

      Report of Independent Accountants ..........................           F-1

      Balance Sheet at December 31, 1999 and 1998 ................           F-2

      Income Statement for the Years Ended
           December 31, 1999, 1998 and 1997 ......................           F-3

      Statement of Stockholders' Equity for the Years Ended
           December 31, 1999, 1998 and 1997 ......................           F-4

      Statement of Cash Flows for the Years Ended
           December 31, 1999, 1998 and 1997 ......................           F-5

      Notes to Financial Statements ..............................     F-6 through F-16


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Proxim, Inc.

   In our opinion, the accompanying balance sheet and the related statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Proxim, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

San Jose, California
January 25, 2000

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               DECEMBER 31,
                                                                        ------------------------
                                                                          1999           1998
                                                                        ---------      ---------
                                     ASSETS
Current assets:
    Cash and cash equivalents .....................................     $  46,177      $  38,509
    Marketable securities .........................................        21,341         28,178
    Accounts receivable, net ......................................        15,793          9,193
    Inventories ...................................................        14,862         11,825
    Deferred tax assets ...........................................         3,126          1,612
    Other current assets ..........................................           661            297
                                                                        ---------      ---------
        Total current assets ......................................       101,960         89,614

Property and equipment, net .......................................         7,101          3,355
Goodwill and other intangibles ....................................        13,637             --
Marketable securities, long-term ..................................        19,868             --
Equity investment .................................................         3,000             --
Deferred tax assets ...............................................         1,200          1,273
                                                                        ---------      ---------
                                                                        $ 146,766      $  94,242
                                                                        =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ..............................................     $   3,199      $   2,321
    Other current liabilities .....................................         8,753          6,451
                                                                        ---------      ---------
         Total current liabilities ................................        11,952          8,772

Long-term debt ....................................................           542             --
Deferred tax liabilities ..........................................         1,758             --
                                                                        ---------      ---------
        Total liabilities .........................................        14,252          8,772
                                                                        ---------      ---------

Commitments (Note 11)

Stockholders' equity:
    Common Stock, $.001 par value, 25,000 shares authorized; 12,176
      and 10,435 shares issued and outstanding ....................            12             10
    Additional paid-in capital ....................................       127,468         83,165
    Unrealized losses on investments ..............................          (379)            --
    Retained earnings .............................................         5,413          2,295
                                                                        ---------      ---------
        Total stockholders' equity ................................       132,514         85,470
                                                                        ---------      ---------
                                                                        $ 146,766      $  94,242
                                                                        =========      =========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                                INCOME STATEMENT
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                   1999         1998         1997
                                                                 --------     --------     --------
Revenue ....................................................     $ 69,067     $ 49,711     $ 42,951
Cost of revenue, including amortization of intangible
 assets of $88 in 1999  ....................................       36,245       25,726       22,359
                                                                 --------     --------     --------
        Gross profit .......................................       32,822       23,985       20,592
                                                                 --------     --------     --------

Operating expenses:
    Research and development ...............................        9,316        7,630        6,220
    Purchased in-process research and development ..........        7,883           --        2,500
    Selling, general and administrative ....................       13,575       12,555       13,513
    Amortization of goodwill ...............................          209           --           --
                                                                 --------     --------     --------
        Total operating expenses ...........................       30,983       20,185       22,233
                                                                 --------     --------     --------
Income (loss) from operations ..............................        1,839        3,800       (1,641)
Interest income, net .......................................        4,081        3,339        2,978
                                                                 --------     --------     --------
Income before income taxes .................................        5,920        7,139        1,337
Provision for income taxes .................................        2,802        2,441        1,243
                                                                 --------     --------     --------
        Net income .........................................     $  3,118     $  4,698     $     94
                                                                 ========     ========     ========

Basic net income per share .................................     $    .28     $    .46     $    .01
                                                                 ========     ========     ========
Weighted average common shares .............................       11,338       10,318       10,048
                                                                 ========     ========     ========
Diluted net income per share ...............................     $    .25     $    .42     $    .01
                                                                 ========     ========     ========
Weighted average common shares and equivalents .............       12,702       11,218       11,108
                                                                 ========     ========     ========



   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                             UNREALIZED
                                              COMMON STOCK        ADDITIONAL                   LOSS ON                      COMPRE-
                                         ----------------------     PAID-IN     RETAINED       INVEST-                      HENSIVE
                                          SHARES       AMOUNT       CAPITAL      EARNING        MENTS         TOTAL         INCOME
                                         ---------    ---------   -----------   ---------    ----------     ---------     ---------
Balance at December 31, 1996  .......        9,787    $      10   $    78,128   $  (2,497)    $      --     $  75,641     $      --
Exercise of stock options ...........          306           --         1,068          --            --         1,068            --
Issuance of Common Stock
  under Stock Purchase Plan .........          101           --           692          --            --           692            --
Tax benefit of stock options ........           --           --         1,180          --            --         1,180            --
Net income ..........................           --           --            --          94            --            94            --
                                         ---------    ---------   -----------   ---------     ---------     ---------     ---------

Balance at December 31, 1997  .......       10,194           10        81,068      (2,403)           --        78,675            --
Exercise of stock options ...........          190           --         1,272          --            --         1,272            --
Issuance of Common Stock
  under Stock Purchase Plan .........           51           --           572          --            --           572            --
Tax benefit of stock options ........           --           --           253          --            --           253            --
Net income ..........................           --           --            --       4,698            --         4,698            --
                                         ---------    ---------   -----------   ---------     ---------     ---------     ---------

Balance at December 31, 1998  .......       10,435           10        83,165       2,295            --        85,470            --
Exercise of stock options ...........          863            1         8,043          --            --         8,044            --
Issuance of Common Stock
  under Stock Purchase Plan .........           68           --           774          --            --           774            --
Issuance of Common Stock to
  investors for cash, net of
  issuance costs ....................          606            1        18,599          --            --        18,600            --
Issuance of Common Stock to
  acquire WaveSpan Corporation
                                               170           --         9,800          --            --         9,800            --
Issuance of Common Stock to
  extinguish debt ...................           34                      1,920                                   1,920
Tax benefit of stock options ........           --           --         5,167          --            --         5,167            --

Comprehensive income:
 Net income .........................           --           --            --       3,118                       3,118         3,118
 Unrealized loss on investments .....           --           --            --          --          (379)         (379)         (379)
                                                                                                                          ---------
Total comprehensive income ..........           --           --            --          --            --            --     $   2,739
                                         ---------    ---------   -----------   ---------     ---------     ---------     =========

Balance at December 31, 1999  .......       12,176    $      12   $   127,468   $   5,413     $    (379)    $ 132,514
                                         =========    =========   ===========   =========     =========     =========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                   1999          1998          1997
                                                                 --------      --------      --------
Cash flows from operating activities:
  Net income ...............................................     $  3,118      $  4,698      $     94
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Charges for equity investments............................           --         1,000         2,400
  In-process research and development ......................        7,883            --            --
  Depreciation .............................................        1,949         1,669         1,640
  Amortization .............................................          297            --            --
  Deferred taxes ...........................................       (2,629)          558        (1,247)
  Tax benefit of stock options .............................        5,167           253         1,180
  Changes in assets and liabilities, net of
   acquisition effect:
    Accounts receivable ....................................       (6,537)       (2,314)        3,392
    Inventories ............................................       (2,425)          484        (1,830)
    Other assets ...........................................         (285)           49          (145)
    Accounts payable .......................................         (110)          967          (479)
    Other liabilities ......................................         (250)       (2,579)        5,123
                                                                 --------      --------      --------
        Net cash provided by operating activities ..........        6,178         4,785        10,128
                                                                 --------      --------      --------

Cash flows used in investing activities:
    Purchase of property and equipment .....................       (5,352)       (1,238)       (1,424)
    Marketable securities ..................................      (13,410)      (28,178)           --
    Equity investments .....................................       (5,000)       (1,000)       (2,400)
    Cash paid for acquisition of Wavespan Corporation ......       (2,166)           --            --
                                                                 --------      --------      --------
        Net cash used in investing activities ..............      (25,928)      (30,416)       (3,824)
                                                                 --------      --------      --------

Cash flows provided by financing activities from issuance
  of Common Stock, net .....................................       27,418         1,844         1,760
                                                                 --------      --------      --------

Net increase (decrease) in cash and cash equivalents .......        7,668       (23,787)        8,064
Cash and cash equivalents, beginning of period .............       38,509        62,296        54,232
                                                                 --------      --------      --------
Cash and cash equivalents, end of period ...................     $ 46,177      $ 38,509      $ 62,296
                                                                 ========      ========      ========

Supplemental disclosures of cash flow information:
  Income taxes .............................................     $  2,536      $    552      $    108
Supplemental disclosures of noncash investing
   activities:
  Issuance of Common Stock to acquire Wavespan
   Corporation .............................................     $  9,800            --            --
  Issuance of Common Stock to extinguish debt ..............     $  1,920            --            --


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:

   We design, manufacture and market high performance wireless local area data networking products. Based on spread spectrum radio frequency technology, our highly integrated wireless client adapters and network infrastructure systems seamlessly extend existing enterprise LANs to enable mobility-driven applications in a wide variety of in-building and campus area environments. In addition, our products are designed to address the requirements for networking personal computers in home and small office environments.

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

Financial Instruments

   We consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts and highly rated commercial paper that are stated at cost, which approximate fair value. Investments with maturities greater than three months and less than one year as of the date of the balance sheet are classified as marketable securities. Marketable securities consist of time deposits with original maturities greater than three months and less than one year and corporate debt obligations. Investments with maturities greater than one year are classified as marketable securities, long-term. Marketable securities are classified as available-for-sale as of the balance sheet date in accordance with statement of Financial Accounting Standard, or SFAS, No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at fair value, with unrealized gains and losses recorded in stockholders' equity.

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

Long-Live Assets

   Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. To date no impairment loss has been recognized.

Revenue

   Product revenue is generally recognized upon shipment to the customers. We grant certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors, which have rights of return and price protection, is deferred until shipment to end customers by the distributors. The provision for estimated future warranty is recorded at the time revenue is recognized.

Acquisition-related Intangible assets

   Intangible assets result from business acquisitions, which were accounted for under the purchase method and consist of the values of identifiable intangible assets including developed technology, acquired workforce, core technology, in-process technology and goodwill. Goodwill is the amount by which the cost of the acquired identifiable net assets exceeded the fair values of the acquired net assets on the date of purchase. Intangible assets are reported at cost, net of accumulated amortization. Identifiable intangible assets and goodwill are amortized on a straight-line basis over their estimated useful lives ranging from one to five years.

Software Development Costs

   Software development costs are capitalized once technological feasibility is established, which we define as completion of a working model. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs.

Income Taxes

   A deferred tax liability or asset, net of a valuation allowance, is established for the expected future consequences resulting from the differences between the financial reporting and income tax bases of assets and liabilities and from net operating loss carryforwards.

Net Income Per Share

   Basic net income per share is computed by dividing net income available to Common Stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of outstanding shares of Common Stock plus dilutive Common Stock equivalents. Common Stock equivalents consist of stock options and warrants, using the treasury stock method based on the average stock price for the period.

Stock-Based Compensation

   We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion, or APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. We provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No.123 (FAS 123), "Accounting for Stock-Based Compensation." (See Note 8)

Comprehensive Income

   SFAS No. 130, "Reporting Comprehensive Income establishes new rules for the reporting of comprehensive income and our components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Segment Reporting

        SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that companies report separately in the financial statements certain financial and descriptive information about operating segments' profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about revenue and assets by geographic areas and about major customers. We operate in one industry segment, and assets located outside of the United States are not significant.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or loses be reported either in the income statement or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. We do note currently hold derivative instruments or engage in hedging activities. We are continuing to evaluate the impact of the requirement of SFAS No. 133 and SFAS No. 137 will have on our financial statements and related disclosures.

NOTE 3 -- BALANCE SHEET COMPONENTS:

                                                             DECEMBER 31,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
                                                            (IN THOUSANDS)
Marketable securities:
  Corporate bonds and time deposits.............       $ 41,209        $ 28,178
  Less: current portion ........................        (21,341)        (28,178)
                                                       --------        --------
  Long-term portion ............................       $ 19,868        $     --
                                                       ========        ========

Accounts receivable:
   Gross accounts receivable ...................       $ 16,412        $  9,593
   Less: allowance for doubtful accounts .......           (619)           (400)
                                                       --------        --------
                                                       $ 15,793        $  9,193
                                                       ========        ========
Inventories:
   Raw materials ...............................       $  8,047        $  5,149
   Work-in-process .............................          6,542           6,028
   Finished goods ..............................            273             648
                                                       --------        --------
                                                       $ 14,862        $ 11,825
                                                       ========        ========
Property and equipment:
   Computer and test equipment .................       $ 10,777        $  8,080
   Furniture and fixtures ......................          2,259             758
   Leasehold improvements ......................          2,573           1,076
                                                       --------        --------
                                                         15,609           9,914
   Less: accumulated depreciation ..............         (8,508)         (6,559)
                                                       --------        --------
                                                       $  7,101        $  3,355
                                                       ========        ========
Intangible assets:
   Goodwill ....................................       $  9,453        $     --
   Core technology .............................          4,030              --
   Developed technology ........................            300              --
   Acquired workforce ..........................            151              --
                                                       --------        --------
                                                         13,934              --
   Less: accumulated amortization ..............           (297)             --
                                                       --------        --------
                                                       $ 13,637        $     --
                                                       ========        ========

BALANCE SHEET COMPONENTS - CONTINUED                         DECEMBER 31,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
                                                            (IN THOUSANDS)
Other current liabilities:
   Accrued compensation ........................       $  3,636        $  1,873
   Deferred revenue ............................          1,223             772
   Income taxes payable ........................             --           2,074
   Other accrued liabilities ...................          3,894           1,732
                                                       --------        --------
                                                       $  8,753        $  6,451
                                                       ========        ========


NOTE 4 - ACQUISITION OF WAVESPAN:

   In December 1999, we acquired Wavespan Corporation, a privately-held California corporation, for 170,000 shares of our common stock and $2.2 million of cash. The total purchase price was $12.9 million, including acquisition costs of $900,000, and the acquisition was accounted for as a purchase. The results of operations of Wavespan and the estimated fair value of the assets acquired and liabilities assumed are included in financial statements from the date of acquisition. Intangible assets arising from the acquisition are being amortized on a straight-line basis over one to five years. Approximately $5.9 million of the purchase price represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established, estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability may be adversely affected. Additionally, the value of other intangible assets acquired may become impaired.

    The allocation of the purchase price is as follows (in thousands):


Current assets ..............................................          $    788
Property, plant and equipment ...............................               343
Core technology .............................................             4,030
Developed technology ........................................               151
Acquired workforce ..........................................               300
Long term deferred tax assets ...............................             1,200
Liabilities assumed .........................................            (5,102)
Long-term deferred tax liabilities ..........................            (4,146)
Acquired in-process research and development ................             5,883
Goodwill ....................................................             9,453
                                                                       --------
                                                                       $ 12,900
                                                                       ========

    The following table represents unaudited pro forma financial information as if Proxim and Wavespan had been combined as of January 1, 1998. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Proxim and Wavespan been a combined company during the specified periods. The pro forma results include the effects of the amortization of acquired intangible assets and adjustments to the income tax provision or benefits. The pro forma combined results exclude the $5,883,000 charge for acquired in-process technology.

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                       1999             1998
                                                    ----------       ----------
                                                       (IN THOUSANDS, EXCEPT
                                                          PER SHARE AMOUNTS)
Revenue ......................................      $   70,955       $   50,278
Net loss .....................................          (3,940)          (7,242)

  Basic net loss per share ...................      $     (.34)      $     (.69)
                                                    ==========       ==========

  Diluted net loss per share .................      $     (.34)      $     (.69)
                                                    ==========       ==========

NOTE 5- EQUITY INVESTMENT:

   We made cash payment of $2 million, $1 million and $3 million in 1997, 1998, and 1999 respectively, for the equity of MobileStar, a privately-held start-up wireless services company. The 1998 and 1997 investments were expensed in those years due to the uncertainty in recovering the investments. The 1999 investment was accounted for under the cost method. At December 31, 1999 our investment represented approximately 18% of the equity of MobileStar. The following is a summary of our transactions with MobileStar (in thousands):


                                                      YEAR ENDED DECEMBER 31,
                                                ----------------------------------
                                                 1999          1998          1997
                                                ------        ------        ------
Net sales for the period ...............        $3,491        $    2        $   --
Accounts receivable at period end ......         1,583             2            --
Cash collections .......................         1,910            --            --

   We also made cash payment of $2.0 million in 1999 for a 5 GHz ultra-broadband company. The investment was recorded as purchased in-process research and development.

NOTE 6 -- INCOME TAXES:

   The provision for income taxes consists of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               1999         1998          1997
                                             -------      -------       -------
Current:
  Federal .............................      $ 4,576      $ 1,634       $ 2,309
  State ...............................          855          249           181
                                             -------      -------       -------
                                               5,431        1,883         2,490
                                             -------      -------       -------
Deferred:
  Federal .............................       (2,264)         480        (1,082)
  State ...............................         (365)          78          (165)
                                             -------      -------       -------
                                              (2,629)         558        (1,247)
                                             -------      -------       -------
                                             $ 2,802      $ 2,441       $ 1,243
                                             =======      =======       =======

   The tax provision reconciles to the amount computed by applying the U.S. federal statutory rate to income before taxes as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        1999         1998         1997
                                                      -------      -------      -------
Tax at federal statutory rate ...............         $ 2,042      $ 2,427      $   455
State taxes, net of federal tax benefit .....             318          211          118
Research and development credits ............            (720)        (239)        (104)
Permanent difference related to equity
 investments expensed for financial
 reporting purpose...........................             951          404          912
Other .......................................             211         (362)        (138)
                                                      -------      -------      -------
                                                      $ 2,802      $ 2,441      $ 1,243
                                                      =======      =======      =======

   Net deferred tax assets comprise the following (in thousands):

                                                                      DECEMBER 31,
                                                                 --------------------
                                                                  1999         1998
                                                                 -------      -------
Net deferred tax assets:
Wavespan net operating loss carryforwards ..................     $ 1,200      $    --
Credit carryforwards .......................................         984        1,095
Capitalized research and development costs .................          81          131
Depreciation and amortization ..............................         241          629
Accrued expenses and reserves ..............................       1,820        1,030
                                                                 -------      -------
Total deferred tax assets ..................................       4,326        2,885
Deferred tax liabilities related to intangible assets ......      (1,758)          --
                                                                 -------      -------
Net deferred tax assets ....................................     $ 2,568      $ 2,885
                                                                 =======      =======


   The changes in net deferred tax assets during the year ended December 31, 1999 included the addition of deferred tax assets of $1,200,000 and deferred tax labilities of $4,146,000 as part of the acquisition of Wavespan.

NOTE 7 -- STOCKHOLDERS' EQUITY:

Preferred Stock

   In December 1993, the stockholders approved a class of Preferred Stock consisting of 5,000,000 shares, at a par value of $.001 per share, issuable in series and having such rights, preferences, privileges and restrictions as may be determined by the Board of Directors. As of December 31, 1999, no Preferred Stock had been issued.

Preferred Share Purchase Rights

   In March 1997, we declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding share of our Common Stock. Each right will entitle stockholders to buy one one-thousandth of a share of our Series A Participating Preferred Stock at an exercise price of $115.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of our Common Stock or announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. We will be entitled to redeem the Rights at $0.001 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of our Common Stock.

   If, prior to redemption of the Rights, a person or group acquires 15% or more of our Common Stock, each Right not owned by a holder of 15% or more of the Common Stock will entitle our holder to purchase, at the Right's then current exercise price, that number of shares of Common Stock of the Company (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a market value at that time of twice the Right's exercise price. If, after the tenth day following acquisition by a person or group of 15% or more of our Common Stock, we will sell more than 50% of our assets or earning power or be acquired in a merger or other business combination transaction, the acquiring person must assume the obligations under the Rights and the Rights will become exercisable to acquire Common Stock of the acquiring person at the discounted price. At any time after an event triggering exercisability of the Rights at a discounted price and prior to the acquisition by the acquiring person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than those owned by the acquiring person or our affiliates) for Common Stock of the Company at an exchange ratio of one share of Common Stock per Right.

Warrants

   On April 27, 1999 we issued a warrant to one Common Stockholder in conjunction with the issuance of 320,000 shares of our Common Stock at a price of $31.25 per share. The warrant entitles the shareholder to purchase an aggregate of 96,000 shares of Common Stock at a price of $45 per share. The warrant will expire on April 28, 2002.

   On June 2, 1999 we issued a warrant to one Common Stockholder in conjunction with the issuance of 285,714 shares of our Common Stock at a price of $35 per share. The warrant entitles the shareholder to purchase an aggregate of 85,714 shares of Common Stock at a price of $50 per share. The warrant will expire on June 2, 2002. At December 31, 1999, no warrants were exercised.

   At December 31, 1999, all warrants were outstanding.

NOTE 8 - STOCK PLANS:

1986 Stock Option Plan

   Our 1986 Stock Option Plan, or the 1986 Plan, provides for the grant of stock options to employees and consultants at prices not less than 85% of the fair market value of our Common Stock on the date of grant. The options terminate ten years after the date of grant. All options granted have been at the fair market value of our Common Stock on the dates of grant. An aggregate of 2,272,088 shares of Common Stock was reserved for issuance pursuant to the 1986 Plan. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 48-month period. The 1986 Plan (but not outstanding options issued thereunder) terminated by our terms on March 20, 1996.

1995 Long-Term Incentive Plan

    In April 1995, we established the 1995 Long-Term Incentive Plan, or the 1995 Plan, and reserved 250,000 shares of Common Stock for issuance to employees, consultants and officers upon the exercise of awards granted thereunder. In March 1996, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 1,000,000 shares to an aggregate of 1,250,000 shares. In May 1997, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 500,000 shares to an aggregate of 1,750,000 shares. In May 1998, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 500,000 shares to an aggregate of 2,250,000 shares. In May 1999, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 900,000 shares to an aggregate of 3,150,000 shares. In December 1999, in connection with the acquisition of Wavespan, we increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 400,000 shares to an aggregate of 3,550,000 shares. The 1995 Plan provides for the grant of awards in the form of stock options, restricted stock, performance shares, restricted stock units, and stock unit awards to employees, consultants and officers at prices not less than 100% of the fair market value of our Common Stock on the date of grant. The options terminate ten years after the date of grant. Through December 31, 1999, only stock options have been granted under the 1995 Plan and all such options have been granted at the fair market value of the stock at the dates of grant. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 48-month period.

1994 Director Option Plan

   In May 1994, we adopted the 1994 Director Option Plan , or the Directors' Plan, which provides for the grant of stock options to directors at the fair market value of our Common Stock on the date of grant. The options terminate 10 years after the date of grant. All options granted have been at the fair market value of our Common Stock at the dates of grant. In May 1997, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1994 Director Option Plan by 100,000 shares to an aggregate of 200,000 shares. In May 1999, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1994 Director Option Plan by 100,000 shares to an aggregate of 300,000 shares. Options granted under the Directors' Plan are exercisable only upon vesting. Grants made prior to January 1, 1996 vest ratably over a 48-month period, and grants made on or after January 1, 1996 fully vest one year from the date of grant.

   The following table summarizes stock option activity under our stock option plans (shares in thousands):

                                             SHARES        OPTIONS    WEIGHTED AVERAGE
                                            AVAILABLE    OUTSTANDING   EXERCISED PRICE
                                            ---------    -----------  -----------------
Balance at December 31, 1996 .........           779          1,516       $  10.79
Shares authorized ....................           600             --
Termination of 1986 Plan .............           (40)            --
Options granted ......................        (1,589)         1,589          11.16
Options exercised ....................            --           (305)          3.37
Options canceled .....................           560           (560)         18.80
                                            --------       --------
Balance at December 31, 1997 .........           310          2,240          10.06
Shares authorized ....................           500             --
Options granted ......................          (769)           769          12.35
Options exercised ....................            --           (190)          6.52
Options canceled .....................           173           (203)         13.94
                                            --------       --------
Balance at December 31, 1998 .........           214          2,616          10.69
Shares authorized ....................         1,400             --
Options granted ......................          (886)           886          40.55
Options exercised ....................            --           (862)          9.41
Options canceled .....................            98           (102)         13.39
                                            --------       --------

Balance at December 31, 1999 .........           826          2,538       $  21.43
                                            ========       ========

   At December 31, 1999, 1998 and 1997, options for 651,000, 981,000 and 551,000 shares of common stock, respectively, were vested but not exercised. In October 1997, we canceled 467,000 options outstanding for non-officer employees under the option plans with exercise prices greater than $10.75, and reissued the options with an exercise price of $10.75.

   The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 1999 (shares in thousands):

                                    OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                       -------------------------------------------    ----------------------------
                                         WEIGHTED
                                          AVERAGE        WEIGHTED                        WEIGHTED
                                         REMAINING       AVERAGE                         AVERAGE
RANGE OF EXERCISE        NUMBER         CONTRACTUAL      EXERCISE        NUMBER          EXERCISE
    PRICES             OUTSTANDING         LIFE           PRICE        EXERCISABLE        PRICE
-----------------      -----------      -----------     ----------    -------------     ----------
$  .25 -- $10.38              743            7.40        $   9.65             350        $   8.84
$10.38 -- $16.81              831            7.59        $  11.84             241        $  11.61
$17.75 -- $32.25              182            8.19        $  22.97              60        $  18.90
$36.38 -- $47.38              606            9.78        $  36.97              --        $     --
$47.38 -- $61.56              176            9.92        $  61.56              --        $     --
                         --------                                        --------
$  .25 -- $61.56            2,538            8.25        $  21.43             651        $  10.79
                         ========                                        ========


1993 Employee Stock Purchase Plan

   In September 1993, we established the 1993 Employee Stock Purchase Plan, or the Purchase Plan. We initially reserved 200,000 shares of Common Stock for issuance to employees under the Purchase Plan. In March 1996, our Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase Plan by 200,000 shares to an aggregate of 400,000 shares. In May 1997, our Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase Plan by 200,000 shares to an aggregate of 600,000 shares. In May 1998, our Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase Plan by 200,000 shares to an aggregate of 800,000 shares. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from us through payroll deductions of up to 10% of his or her total compensation, at a price per share equal to 85% of the lesser of the fair market value of our Common Stock at the first day or last day of each six-month offering period. Offering periods commence on August 15 and February 15. During 1999, 1998 and 1997, we issued 67,933, 51,625, and 99,709 shares, respectively, of Common Stock under the Purchase Plan.

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share


   The weighted average estimated grant date fair value, as defined by FAS 123, for stock options granted under our stock option plans during 1999, 1998 and 1997 was $23.89, $7.73 and $5.59 per share, respectively. The weighted average estimated grant date fair value of stock purchase rights granted pursuant to our employee stock purchase plan during 1999, 1998 and 1997 was $11.42, $4.93 and $1.81 per share, respectively. The estimated grant date fair value disclosed by us is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option and purchase awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

   The following weighted average assumptions are included in the estimated grant date fair value calculations for our stock option and purchase awards:

                                             1999          1998          1997
                                            -------       -------       -------
Stock option plans:
  Expected dividend yield ............          0.0%          0.0%          0.0%
  Expected stock price volatility ....         91.0%         92.0%         99.0%
  Risk free interest rate ............         5.53%         5.07%         6.27%
  Expected life (years) ..............         3.00          2.68          2.68

Stock purchase plan:
  Expected dividend yield ............          0.0%          0.0%          0.0%
  Expected stock price volatility ....         87.0%         70.5%         64.0%
  Risk free interest rate ............         4.99%         4.97%         5.63%
  Expected life (years) ..............          0.5           0.5           0.5

   Had we recorded compensation based on the estimated grant date fair value, as defined by FAS 123, for awards granted under our stock option plans and stock purchase plan, our net income and net income per share would have been reduced to the pro forma amounts below for the years ended December 31, 1999, 1998 and 1997 (in thousands, except per share amounts):


                                                             1999            1998           1997
                                                           ---------       ---------      ---------
Net income as reported ..............................      $   3,118       $   4,698      $      94
Pro forma net income (loss) .........................      $  (1,123)      $   1,080      $  (2,474)

Diluted net income per share as reported ............      $    0.25       $    0.42      $    0.01

Pro forma diluted net income (loss) per share .......      $   (0.09)      $    0.10      $   (0.24)

   The pro forma effect on net income and net income per share for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

NOTE 9 - NET INCOME PER SHARE:

   The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations:

                                                                     YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  1999         1998         1997
                                                                -------      -------      -------
                                                               (in thousands, except per share data)
BASIC NET INCOME PER SHARE:
  Net income available to Common Stockholders ............      $ 3,118      $ 4,698      $    94
                                                                =======      =======      =======
  Weighted average common shares .........................       11,338       10,318       10,048
                                                                =======      =======      =======
  Basic net income per share .............................      $   .28      $   .46      $   .01
                                                                =======      =======      =======

DILUTED NET INCOME PER SHARE:
  Net income available to Common Stockholders ............      $ 3,118      $ 4,698      $    94
                                                                =======      =======      =======
  Weighted average common shares .........................       11,338       10,318       10,048
  Dilutive common stock equivalents ......................        1,364          900        1,060
                                                                -------      -------      -------
  Weighted average common shares and equivalents .........       12,702       11,218       11,108
                                                                =======      =======      =======
  Diluted net income per share ...........................      $   .25      $   .42      $   .01
                                                                =======      =======      =======

   Options to purchase 208,000 and 138,315 shares of common stock were excluded from the diluted net income per share calculations for 1999 and 1998. Warrants to purchase 181,714 shares of common stock were excluded from the diluted net income per share calculations for 1999. The options and warrants were antidilutive because the exercise prices were greater than the average market price of the common shares during the respective periods.


NOTE 10 -- CONCENTRATION OF SALES AND CREDIT RISK

   Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and trade accounts receivable. We place our cash and cash equivalents and marketable securities primarily in market rate accounts and highly rated commercial paper. Our policy limits the amount of credit exposure to any one financial institution or commercial issuer. The carrying amounts of certain of our other financial instruments including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

   We generally extend 30-day credit terms to our customers, which is consistent with industry business practices. We perform ongoing credit evaluations of our customers' financial condition and, generally, require no collateral from our customers. To date we have not experienced any material credit losses. All sales transactions are denominated in U.S. dollars.

   During 1999, revenue from one customer represented 30% of total revenue. During 1998, revenue from two customers represented 41% and 11% of total revenue. During 1997, revenue from three customers represented 28%, 17% and 10% of total revenue.

   Revenue from shipments to customers outside the United States, primarily in Asia Pacific, Europe and South America, represented 21%, 17% and 26% of total revenue in 1999, 1998 and 1997, respectively. Revenue from shipments to customers in Japan represented 11%, 4% and 17% of total revenue in 1999, 1998 and 1997, respectively.

   At December 31, 1999, outstanding receivables from one customer represented 26% of gross receivables. At December 31, 1998, outstanding receivables from two customers represented 27% and 18% of gross receivables.

NOTE 11 -- COMMITMENTS:

   We occupy our facilities under several non-cancelable operating lease agreements which expires in August 2009 and March 2006, respectively, and require payment of property taxes, insurance, maintenance and utilities. Total rental expense related to these operating leases were $2,074,000, $504,000 and $504,000 for 1999, 1998 and 1997, respectively.

   Future minimum lease payments under non-cancelable operating leases at December 31, 1999 were as follows (in thousands):

Year ending December 31,
  2000 ..........................................................        $ 3,760
  2001 ..........................................................          4,012
  2002 ..........................................................          4,131
  2003 ..........................................................          4,437
  2004 ..........................................................          4,947
  thereafter ....................................................         20,164
                                                                         -------
  Total minimum lease payments ..................................        $41,451
                                                                         =======

   During 1999, we subleased our facilities to third parties under non-cancelable sublease rent agreements, which expire in September 2001 and September 2002, respectively. Total sublease rent income for the year ended December 31, 1999 was $751,000. Total sublease rent income for the years ended December 31, 2000, December 31, 2001 and December 31, 2002 will be $3,019,000, 2,855,000, and $1,667,000, respectively.

NOTE 12 - SUBSEQUENT EVENT:

   In January 2000, we acquired privately-held Micrilor, Inc. We issued 146,000 shares of common stock in our merger with Micrilor, which was accounted for as a pooling of interests. The pro forma data are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Proxim and Micrilor been a combined company during the specified periods. The pro forma data does not reflect pro forma results prior to the December 1999 Wavespan acquisition. The following table represents unaudited pro forma financial information as if Proxim and Micrilor had been combined as of January 1, 1997.

                                                  YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                              1999          1998          1997
                                            --------      --------      --------
                                            (in thousands, except per share data)
Revenue ..............................      $ 70,067      $ 52,047      $ 45,091
                                            ========      ========      ========
Net income ...........................         2,843         5,153           447
                                            ========      ========      ========
Basic net income per share ...........           .25           .49           .04
                                            ========      ========      ========
Diluted net income per share .........      $    .22      $    .45      $    .04
                                            ========      ========      ========

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

10.a. Information with respect to directors is incorporated by reference from the information under the caption "Election of Directors," in the Registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

10.b. Information with respect to directors and executive officers is included at the end of PART I, Item 1 on page 15 of this Report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

   Incorporated by reference from the information under the captions "Executive Compensation" in the Registrant's Proxy Statement, which will be filed, with the Securities and Exchange Commission within 120 days after December 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Not Applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements: See Index to Financial Statements at Item 8. on page 34 of this Report.

   (2) Financial Statement Schedules:  See Item 8. on page 34 of this Report.

   (3) Exhibits:

 EXHIBIT #                         DESCRIPTION OF DOCUMENT
----------     -----------------------------------------------------------------
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

 10.1(1)(5)    Form of Registrant's Indemnification Agreement for Officers and
               Directors, Delaware.

 10.2(1)(5)    1993 Employee Stock Purchase Plan and form of Subscription
               Agreement.

 10.3(1)(5)    1986 Incentive Stock Option Plan and form of Stock Option
               Agreement.

 10.5(1)       Lease Agreement dated February 18, 1993 between Proxim and Vanni
               Business Park Partnership.

 10.7(2)       Amendment to Lease Agreement dated August 28, 1994 between
               Proxim, Inc. and Vanni Business Park Partnership

 10.8(3)(5)    1994 Director Option Plan and form of Subscription Agreement.

 10.9(4)(5)    1995 Long-Term Incentive Plan and form of Subscription Agreement.

 10.10(7) Change of Control Severance Agreement entered into June 18, 1998 between Registrant and David C. King.

 10.11(7) Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Brian Button.

 10.12(7) Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Keith E. Glover.

 10.13(7) Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Juan Grau.

 10.14(7)      Change of Control Severance Agreement entered into October 19,
               1998 between Registrant and Brian Messenger.

 23.1          Consent of Independent Accountants.

 27.1          Financial Data Schedule

(b) Reports on Form 8-K: A Report on Form 8-K (File No. 0-22700) was files pursuant to the Securities Exchange Act of 1934, as amended, on April 30, 1999, to file a press release issued by Proxim, Inc. and Intel Corporation on April 28, 1999, regarding a technology agreement and an investment agreement between Proxim, Inc. and Intel Corporation.

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

(6) Incorporated by reference to the Registrant's Registration Statement filed with the Securities and Exchange Commission on April 7, 1997.

(7) Incorporated by reference to the Registrant's Form 10-K for the period ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 24th day of March, 2000.

                                   PROXIM, INC.


                                   By:       /s/   KEITH E. GLOVER
                                        ----------------------------------------
                                       (Keith E. Glover, Vice President of
                                        Finance and Administration, and Chief
                                        Financial Officer)

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

           SIGNATURE                                   TITLE                                        DATE
           ---------                                   -----                                        ----

   /s/   DAVID C. KING            Chairman of the Board of Directors, President and            March 24, 2000
-------------------------------   Chief Executive Officer (Principal Executive Officer)
         (David C. King)

   /s/   KEITH E. GLOVER          Vice President of Finance and Administration, and            March 24, 2000
-------------------------------   Chief Financial Officer (Principal Financial and
        (Keith E. Glover)         Accounting Officer)

   /s/   RAYMOND CHIN             Director                                                     March 24, 2000
-------------------------------
       (Raymond Chin)

   /s/   LESLIE G. DENEND         Director                                                     March 24, 2000
-------------------------------
     (Leslie G. Denend)

  /s/  GREG REYES                 Director                                                     March 24, 2000
-------------------------------
     (Greg Reyes)

  /s/  JEFFREY D. SAPER           Director and Secretary                                       March 24, 2000
-------------------------------
   (Jeffrey D. Saper)

                                 EXHIBIT INDEX



 EXHIBIT #                         DESCRIPTION OF DOCUMENT
----------     -----------------------------------------------------------------
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

 10.1(1)(5)    Form of Registrant's Indemnification Agreement for Officers and
               Directors, Delaware.

 10.2(1)(5)    1993 Employee Stock Purchase Plan and form of Subscription
               Agreement.

 10.3(1)(5)    1986 Incentive Stock Option Plan and form of Stock Option
               Agreement.

 10.5(1)       Lease Agreement dated February 18, 1993 between Proxim and Vanni
               Business Park Partnership.

 10.7(2)       Amendment to Lease Agreement dated August 28, 1994 between
               Proxim, Inc. and Vanni Business Park Partnership

 10.8(3)(5)    1994 Director Option Plan and form of Subscription Agreement.

 10.9(4)(5)    1995 Long-Term Incentive Plan and form of Subscription Agreement.

 10.10(7) Change of Control Severance Agreement entered into June 18, 1998 between Registrant and David C. King.

 10.11(7) Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Brian Button.

 10.12(7) Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Keith E. Glover.

 10.13(7) Change of Control Severance Agreement entered into June 18, 1998 between Registrant and Juan Grau.

 10.14(7)      Change of Control Severance Agreement entered into October 19,
               1998 between Registrant and Brian Messenger.

 23.1          Consent of Independent Accountants.

 27.1          Financial Data Schedule