Form 10-Q
period 2000-03-31
PROXIM INC /DE/
filed 2000-05-15
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                             Yes   X    No
                                 -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Title of Class                     Outstanding as of March 31, 2000
             --------------                     --------------------------------
Common Stock, par value $.001 per share                    12,592,998

                                  PROXIM, INC.

                                      Index


                                                                                     Page
                                                                                     ----
PART 1 - FINANCIAL INFORMATION

    Item 1.  Financial Statements:

        Balance Sheet at March 31, 2000 and December 31, 1999.....................     3

        Income Statement for the Three Months Ended
          March 31, 2000 and 1999.................................................     4

        Statement of Cash Flows for the Three Months Ended
          March 31, 2000 and 1999.................................................     5

        Notes to Financial Statements.............................................     6

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..........................................     7

PART  II - OTHER INFORMATION

    Item 5.  Other Information....................................................    20

    Item 6.  Reports on Form 8-K..................................................    20

                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    MARCH 31,        DECEMBER 31,
                                                                      2000              1999
                                                                    ---------        ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents .................................     $  41,939         $  46,924
    Marketable securities .....................................        21,401            21,341
    Accounts receivable, net ..................................        16,755            15,819
    Inventories ...............................................        18,983            14,862
    Deferred tax assets .......................................         3,390             3,390
    Other current assets ......................................           804               670
                                                                    ---------         ---------
        Total current assets ..................................       103,272           103,006

Property and equipment, net ...................................         7,837             7,157
Goodwill and other intangibles ................................        12,916            13,637
Marketable securities, long-term ..............................        19,792            19,868
Equity investment .............................................         3,000             3,000
Deferred tax assets ...........................................         1,200             1,200
                                                                    ---------         ---------
                                                                    $ 148,017         $ 147,868
                                                                    =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ..........................................     $   2,648         $   3,199
    Other current liabilities .................................         5,301             9,003
                                                                    ---------         ---------
         Total current liabilities ............................         7,949            12,202

Long-term debt ................................................           542               542
Deferred tax liabilities ......................................         1,758             1,758
                                                                    ---------         ---------
        Total liabilities .....................................        10,249            14,502
                                                                    ---------         ---------

Commitments

Stockholders' equity:
    Common Stock, $.001 par value, 25,000 shares authorized;
      12,593 and 12,322 shares issued and outstanding .........            12                12
    Additional paid-in capital ................................       130,053           127,662
    Unrealized losses on investments ..........................          (466)             (379)
    Retained earnings .........................................         8,169             6,071
                                                                    ---------         ---------
        Total stockholders' equity ............................       137,768           133,366
                                                                    ---------         ---------
                                                                    $ 148,017         $ 147,868
                                                                    =========         =========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                                INCOME STATEMENT
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             2000            1999
                                                            -------         -------
Revenue ..............................................      $20,051         $15,119
Cost of revenue, including amortization of
    intangible assets of $261 in 2000 ................       10,926           7,904
                                                            -------         -------
        Gross profit .................................        9,125           7,215
                                                            -------         -------

Operating expenses:
    Research and development .........................        2,816           2,132
    Purchased in-process research and development ....           --           1,100
    Selling, general and administrative ..............        3,798           3,096
    Amortization of goodwill .........................          460              --
                                                            -------         -------
        Total operating expenses .....................        7,074           6,328
                                                            -------         -------
Income from operations ...............................        2,051             887
Interest income, net .................................        1,177             867
                                                            -------         -------
Income before income taxes ...........................        3,228           1,754
Provision for income taxes ...........................        1,130           1,000
                                                            -------         -------
        Net income ...................................      $ 2,098         $   754
                                                            =======         =======

Basic net income per share ...........................      $   .17         $   .07
                                                            =======         =======
Weighted average common shares .......................       12,481          10,739
                                                            =======         =======
Diluted net income per share .........................      $   .14         $   .06
                                                            =======         =======
Weighted average common shares and equivalents .......       14,515          12,187
                                                            =======         =======




   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2000             1999
                                                                   --------         --------
Cash flows from operating activities:
  Net income .................................................     $  2,098         $    754
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  In-process research and development ........................           --            1,100
  Depreciation ...............................................          691              393
  Amortization ...............................................          721               --
  Changes in assets and liabilities:
    Accounts receivable ......................................         (936)             900
    Inventories ..............................................       (4,121)            (857)
    Other assets .............................................         (134)             (12)
    Accounts payable .........................................         (551)            (178)
    Other liabilities ........................................       (3,702)             659
                                                                   --------         --------
        Net cash provided by (used in) operating activities ..       (5,934)           2,759
                                                                   --------         --------

Cash flows used in investing activities:
    Purchase of property and equipment .......................       (1,371)            (560)
    Marketable securities ....................................          (71)         (12,532)
    Equity investments .......................................           --           (1,100)
                                                                   --------         --------
        Net cash used in investing activities ................       (1,442)         (14,192)
                                                                   --------         --------

Cash flows provided by financing activities from issuance
  of Common Stock, net .......................................        2,391            2,128
                                                                   --------         --------

Net decrease in cash and cash equivalents ....................       (4,985)          (9,305)
Cash and cash equivalents, beginning of period ...............       46,924           39,117
                                                                   --------         --------
Cash and cash equivalents, end of period .....................     $ 41,939         $ 29,812
                                                                   ========         ========



   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

    All historical financial information and analysis has been restated to reflect the acquisition of Micrilor, Inc. in January 2000, which was accounted for as a pooling of interests. The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition at the date of the balance sheets. The interim financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31, 1999, included in the 1999 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2000.

INVENTORIES (IN THOUSANDS)

                                                    MARCH 31,      DECEMBER 31,
                                                      2000            1999
                                                    ---------      ------------
                                                   (UNAUDITED)     (UNAUDITED)
   Raw materials................................     $10,458         $ 8,047
   Work-in-process..............................       8,267           6,542
   Finished goods...............................         258             273
                                                     -------         -------
                                                     $18,983         $14,862
                                                     =======         =======

NET INCOME PER SHARE:

    The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         2000           1999
                                                        -------        -------
BASIC NET INCOME PER SHARE:
  Net income available to Common Stockholders ......    $ 2,098        $   754
                                                        =======        =======
  Weighted average common shares ...................     12,481         10,739
                                                        =======        =======
  Basic net income per share .......................    $   .17        $   .07
                                                        =======        =======

DILUTED NET INCOME PER SHARE:
  Net income available to Common Stockholders ......    $ 2,098        $   754
                                                        =======        =======
  Weighted average common shares ...................     12,481         10,739
  Dilutive common stock equivalents ................      2,034          1,448
                                                        -------        -------
  Weighted average common shares and equivalents ...     14,515         12,187
                                                        =======        =======
  Diluted net income per share .....................    $   .14        $   .06
                                                        =======        =======

    Options to purchase 5,000 shares of common stock were outstanding at March 31, 1999 and were antidilutive and excluded from the dilutive net income per share calculations because the options' exercise prices were greater than the average market price of the common shares.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 in the second quarter of fiscal 2000. Management does not expect the adoption of SAB 101 to have a material effect on our operations or financial position.

POOLING OF INTERESTS COMBINATION:

    In January 2000, we acquired privately-held Micrilor, Inc. We issued 146,000 shares of common stock in our merger with Micrilor. All historical financial information contained herein has been revised to reflect the acquisition. We recorded $217,000 of acquisition costs as a result of the merger in the first quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All historical financial information and analysis has been restated to reflect the acquisition of Micrilor, Inc. in January 2000, which was accounted for as a pooling of interests.

    The discussion and analysis below contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under "Risk Factors" and elsewhere in this report. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

    The following discussion should be read in conjunction with our 1999 Financial Statements and Notes thereto.

    The following table presents the percentages of total revenue represented by certain line items from the Income Statement for the periods indicated.

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                      2000         1999
                                                                     -----         -----
        Revenue ...............................................      100.0%        100.0%
        Cost of revenue, including amortization of
            intangible assets of $261 in 2000 .................       54.5%         52.3%
                                                                     -----         -----
                Gross profit ..................................       45.5%         47.7%
                                                                     -----         -----

        Operating expenses:
            Research and development ..........................       14.1%         14.1%
            Purchased in-process research and development .....         --           7.3%
            Selling, general and administrative ...............       18.9%         20.4%
            Amortization of goodwill ..........................        2.3%           --
                                                                     -----         -----
                Total operating expenses ......................       35.3%         41.8%
                                                                     -----         -----
        Income from operations ................................       10.2%          5.9%
        Interest income, net ..................................        5.9%          5.7%
                                                                     -----         -----
        Income before income taxes ............................       16.1%         11.6%
        Provision for income taxes ............................        5.6%          6.5%
                                                                     -----         -----
                Net income ....................................       10.5%          5.1%
                                                                     =====         =====

RESULTS OF OPERATIONS

REVENUE

    Revenue increased by 33% from $15.1 million in 1999 to $20.1 million in 2000. Revenue increased in the first quarter of 2000 compared to the first quarter of 1999 primarily due to increased unit shipments to distributors and OEM customers that sell RangeLAN2-based 2.4 GHz product lines in North America, Europe and Japan and, to a lesser extent, shipments of Symphony, SWAP-based Symphony and 5 GHz Stratum products. The increases were partially offset by decreased revenue from 900 MHz products and completion of 2.4 GHz direct sequence non-recurring engineering contracts recognized by Micrilor, Inc. in 1999.

GROSS PROFIT

    Gross profit as a percentage of revenue was 45.5% in the first quarter of 2000 compared to 47.7% in the first quarter of 1999. Included in gross profit in the first quarter of 2000 was a charge of $261,000 for amortization of intangible assets related to the acquisition of Wavespan Corporation. Excluding the amortization, gross profit as a percentage of revenue was 46.8% in the first quarter of 2000. Gross profit as a percentage of revenue decreased in the first quarter of 2000 compared to the first quarter of 1999 due to declining average selling prices on RangeLAN2 and Symphony products, an increase in revenue from lower margin Symphony and 5 GHz Stratum products and a decrease in revenue from higher gross margin 900 MHz products.

RESEARCH AND DEVELOPMENT

    Research and development expenses increased by 33% from $2.1 million in the first quarter of 1999 to $2.8 million in the first quarter of 2000. Research and development expenses increased primarily due to the increased number of engineering employees, continued investment in integrating our technology into application specific integrated circuits, or ASICs, development of wireless protocols and network software drivers, costs related to product performance enhancements, cost reductions in the RangeLAN2 architecture, costs related to both domestic and international product certifications, development of Symphony and SWAP-based Symphony products, development of products based on Institute of Electrical and Electronics Engineers, or IEEE, 802.11 standard, and development of 5 GHz high-speed wireless LAN technology. Research and development expenses were flat as percentage of revenue in the first quarter of 2000 compared to the first quarter of 1999. To date, all of our research and development costs have been expensed as incurred. We expect that research and development expenses will continue to increase in absolute dollars but may vary over time as a percentage of revenue.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    Purchased in-process research and development in the first quarter of 1999 related to an equity investment in a startup company developing 5 GHz ultra-broadband wireless technology.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administration expenses increased by 23% from $3.1 million in the first quarter of 1999 to $3.8 million in the first quarter of 2000. Selling, general and administrative expenses increased primarily due to the hiring of additional marketing and sales personnel to support our growth, particularly our expansion into international and consumer markets, employees added as a result of the Wavespan acquisition, as well as increased trade show and promotional expenses and $217,000 of issuance costs related to the acquisition of Micrilor. Selling, general and administrative expenses decreased as a percentage of revenue in the first quarter of 2000 compared to the first quarter of 1999 primarily due to the increase in revenue, partially offset by higher personnel and promotional expenses and acquisition costs. We expect that selling, general and administrative expenses will vary over time as a percentage of revenue.

INTEREST AND OTHER INCOME, NET

    Interest and other income, net increased in the first quarter of 2000 compared to the first quarter of 1999 primarily due to higher invested cash balances.

INCOME TAXES

    The effective tax rates in the first quarter of 2000 and 1999 were 35% and 57%, respectively. The effective rate in the first quarter of 2000 was lower than the federal statutory tax rate plus the state tax rate, net of the federal benefits, primarily due to loss carryforwards. The effective rate in the first quarter of 1999 was higher than the federal statutory rate of 35% plus the state tax rate of 6%, net of federal benefits, primarily due to expenses related to equity investments that were not deductible for income tax purpose.

LIQUIDITY AND CAPITAL RESOURCES

    In the first quarter of 2000, $5,934,000 of cash and cash equivalents were used in operating activities, primarily to fund increases in inventories and accounts receivable and a decrease in other current liabilities, partially offset by net income after adjustments for depreciation and amortization. In the first quarter of 1999, $2,759,000 of cash and cash equivalents were provided by operating activities, primarily by net income after adjustments for purchased in-process research and development and depreciation. Cash was also provided by a decrease in accounts receivable and an increase in other current liabilities, partially offset by cash used to fund an increase in inventories and a decrease in accounts payable.

    In the first quarters of 2000 and 1999, we purchased $1,371,000 and $560,000, respectively, of property and equipment. Capital expenditures in the first quarters of 2000 and 1999 were primarily for manufacturing and engineering test equipment, purchased software and leasehold improvements.

    In 1999, we made equity investments of $1,100,000 in a start-up company developing 5 GHz ultra-broadband wireless products, which was recorded as purchased in-process research and development.

    In 2000 and 1999, we generated $2,391,000 and $2,128,000, respectively from issuance of common stock for the exercise of employee stock options and the employee stock purchase plan purchases.

    At March 31, 2000, we had working capital of $95,323,000, including $41,939,000 in cash and cash equivalents and $21,401,000 in marketable securities. We believe that our working capital and cash generated from operations, if any, will be sufficient to finance cash acquisitions which we may consider and to provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, we will consider raising additional financing. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

   This Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-Q.

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

WE DEPEND SIGNIFICANTLY ON A LIMITED NUMBER OF OEM CUSTOMERS.

    A substantial portion of our revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 36%, 52% and 59% of our sales during the first quarter of 2000, and calendar years 1999 and 1998, respectively, were to OEM customers. In addition, sales to two customers represented approximately 16% and 11% of our revenue in the first quarter of 2000. Sales to one customer represented approximately 30% of our revenue during 1999. Sales to two customers represented approximately 41% and 11% of our revenue during 1998. We expect that sales to a limited number of OEM customers will continue to account for a substantial portion of our revenue for the foreseeable future. We also have experienced quarter to quarter variability in sales to each of our major OEM customers and expect this pattern to continue in the future.

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

    -  competitive situations; and

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

    The IEEE approved a new 5 GHz wireless LAN standard designated as 802.11a. This new standard is based on Orthogonal Frequency Division Multiplexing, or OFDM, technology with multiple data rates ranging from below 10 Mbps to approximately 50 Mbps. In 1999, the European Telecommunications Standards Institute Project BRAN (Broadband Radio Access Networks) committee approved a new 5 GHz wireless LAN standard designated as HiperLAN2, also based on OFDM technology. While these two new 5 GHz standards apply to future generations of technology, and no companies are currently shipping wireless LAN products based on these technologies, the emergence of these standards may diminish the competitiveness of our planned introduction of 5 GHz products based on the HiperLAN1 standard. Furthermore, we are not currently developing products based on either of these two new standards, and there can be no assurance that we will develop or acquire technology compliant with these standards.

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

    Revenue from shipments by us to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 20%, 21% and 17% of total revenue during the first quarter of 2000, and calendar years 1999 and 1998, respectively. We expect that revenue from shipments to international customers will vary as a percentage of total revenue.

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

                                     PART II

ITEM 5. OTHER INFORMATION

    Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, the proxies of management would be allowed to use their discretionary voting authority with respect to any non Rule 14a-8 stockholder proposal raised at our annual meeting of stockholders, without any discussion of the matter in the proxy statement, unless the stockholder has notified us of such proposal at least 45 days prior to the month and day on which we mailed our prior year's proxy statement. Since we mailed its proxy statement for the 2000 annual meeting of stockholders on April 24, 2000, the deadline for receipt of any such stockholder proposal for the 2001 annual meeting of stockholders is March 16, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits:

        None.

B.  Reports on Form 8-K:

The Company filed two reports on Form 8-K during the quarter ended March 31, 2000. Information regarding the items reported on is as follows:

DATE                     ITEM REPORTED ON
----                     ----------------
January 6, 2000          The company announced the acquisition of Wavespan
                         Corporation.

February 16, 2000        In connection with the acquisition of Wavespan
                         Corporation the company filed financial statements.

SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 15th day of May 2000.


                                PROXIM, INC.


                                By: /s/ Keith E. Glover
                                    --------------------------------------------
                                    Keith E. Glover,
                                    Vice President of Finance and Administration
                                    and Chief Financial Officer


Dated:  May 15, 2000