Form 10-Q
period 2000-06-30
PROXIM INC /DE/
filed 2000-08-14
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Title of Class                               Outstanding as of June 30, 2000
             --------------                               -------------------------------
Common Stock, par value $.001 per share                              12,761,704

                                  PROXIM, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                                                            Page
                                                                                                          ----
     Item 1.  Financial Statements:

         Balance Sheet at June 30, 2000 and December 31, 1999......................................         3

         Income Statement for the Three Months Ended and Six Months Ended
           June 30, 2000 and 1999..................................................................         4

         Statement of Cash Flows for the Three Months Ended and Six Months Ended
           June 30, 2000 and1 1999.................................................................         5

         Notes to Financial Statements.............................................................         6


     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................         7


PART  II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders...................................        22

     Item 5.  Other Information....................................................................        22

     Item 6.  Reports on Form 8-K..................................................................        23

                                  BALANCE SHEET

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         JUNE 30,    DECEMBER 31,
                                                                           2000           1999
                                                                         --------    ------------
                                 ASSETS
Current assets:
    Cash and cash equivalents.....................................      $ 30,371      $ 46,924
    Marketable securities.........................................        21,006        21,341
    Accounts receivable, net......................................        23,522        15,819
    Inventories...................................................        25,667        14,862
    Deferred tax assets...........................................         3,390         3,390
    Other current assets..........................................         1,327           670
                                                                        --------      --------
        Total current assets......................................       105,283       103,006

Property and equipment, net.......................................         7,957         7,157
Goodwill and other intangibles....................................        31,746        13,637
Marketable securities, long-term..................................        19,291        19,868
Equity investment.................................................         7,000         3,000
Deferred tax assets...............................................         1,200         1,200
                                                                        --------      --------
                                                                        $172,477      $147,868
                                                                        ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable..............................................      $  7,769    $    3,199
    Other current liabilities.....................................        10,495         9,003
                                                                        --------      --------
         Total current liabilities................................        18,264        12,202

Long-term debt....................................................           542           542
Deferred tax liabilities..........................................         4,827         1,758
                                                                        --------      --------
        Total liabilities.........................................        23,633        14,502
                                                                        --------      --------
Commitments

Stockholders' equity:
    Common Stock, $.001 par value, 100,000 shares authorized;
       12,762 and 12,322 shares issued and outstanding............            13            12
    Additional paid-in capital....................................       140,589       127,662
    Unrealized losses on investments..............................          (314)         (379)
    Retained earnings.............................................         8,556         6,071
                                                                        --------      --------
        Total stockholders' equity................................       148,844       133,366
                                                                        --------      --------
                                                                        $172,477      $147,868
                                                                        ========      ========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                                 INCOME STATMENT

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                                 -------------------          --------------------
                                                                   2000        1999            2000          1999
                                                                   ----        ----            ----          ----
Revenue.....................................................     $24,523      $16,341         $44,574      $31,460
Cost of revenue, including amortization of intangible
    assets of $407 and $668 in the second quarter and first
   six months of 2000, respectively.........................      15,551        8,632          26,477       16,536
                                                                 -------      -------         -------      -------
Gross profit................................................       8,972        7,709          18,097       14,924
                                                                 -------      -------         -------      -------

Operating expenses:
   Research and development................................        2,889        2,291           5,705        4,423
   Purchased in-process research and development...........          491          900             491        2,000
   Selling, general and administrative.....................        4,468        3,140           8,266        6,236
   Amortization of goodwill................................          672           --           1,132           --
                                                                 -------      -------         -------      -------
      Total operating expenses.............................        8,520        6,331          15,594       12,659
                                                                 -------      -------         -------      -------

Income from operations.....................................          452        1,378           2,503        2,265
Interest and other income, net.............................        1,145          984           2,322        1,851
                                                                 -------      -------         -------      -------
Income before income taxes.................................        1,597        2,362           4,825        4,116
Provision for income taxes.................................        1,210        1,142           2,340        2,142
                                                                 -------      -------         -------      -------

Net income.................................................      $   387        1,220         $ 2,485      $ 1,974
                                                                 =======      =======         =======      =======

Basic net income per share.................................      $  0.03      $  0.11         $  0.20      $  0.18
                                                                 =======      =======         =======      =======

Weighted average common shares............................        12,665       11,260          12,573       11,000
                                                                 =======      =======         =======      =======

Diluted net income per share...............................      $  0.03      $  0.09         $  0.17      $  0.16
                                                                 =======      =======         =======      =======

Weighted average common shares and equivalents.............       14,373       12,843          14,426       12,490
                                                                 =======      =======         =======      =======


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                               2000        1999
                                                                             --------     --------
Cash flows from operating activities:

  Net income...........................................................      $ 2,485      $ 1,974
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
  In-process research and development..................................          491        2,000
  Depreciation.........................................................        1,424          814
  Amortization.........................................................        1,800           --
  Changes in assets and liabilities, net of acquisition effect:
    Accounts receivable................................................       (5,485)         164
    Inventories........................................................      (10,016)        (719)
    Other assets.......................................................         (261)          36
    Accounts payable...................................................          558           10
    Other liabilities..................................................       (2,469)       2,825
                                                                             --------     --------
        Net cash provided by (used in) operating activities............      (11,473)       7,104
                                                                             --------     --------

Cash flows used in investing activities:

    Purchase of property and equipment.................................       (2,078)      (3,758)
    Marketable securities..............................................          977      (17,934)
    Equity investments.................................................       (4,000)      (4,000)
    Cash paid for acquisition of Farallon Communications, Inc..........       (2,907)          --
                                                                             --------     --------
        Net cash used in investing activities..........................       (8,008)     (25,692)
                                                                             --------     --------

Cash flows provided by financing activities from issuance
  of Common Stock, net.................................................        2,928       22,109
                                                                             --------     --------

Net increase (decrease) in cash and cash equivalents...................      (16,553)       3,521
Cash and cash equivalents, beginning of period.........................       46,924       39,117
                                                                             --------     --------
Cash and cash equivalents, end of period...............................     $ 30,371      $42,638
                                                                            =========     ========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

     All historical financial information and analysis has been restated to reflect the acquisition of Micrilor, Inc. in January 2000, which was accounted for as a pooling of interests. The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) which we consider necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition at the date of the balance sheets. The interim financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31, 1999, included in the 1999 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2000.

INVENTORIES (IN THOUSANDS)

                                                          JUNE 30,       DECEMBER 31,
                                                           2000             1999
                                                        -----------     -------------
                                                        (unaudited)
   Raw materials..................................        $14,122         $ 8,047
   Work-in-process................................         10,255           6,542
   Finished goods.................................          1,290             273
                                                          -------         -------
                                                          $25,667         $14,862
                                                          =======         =======

NET INCOME PER SHARE:

     The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations:

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                               2000          1999          2000          1999
                                                              -------       -------       -------       -------
Basic Net Income per Share:

  Net income available to Common Stockholders...........      $   387       $ 1,220       $ 2,485       $ 1,974
                                                              =======       =======       =======       =======
  Weighted average common shares........................       12,665        11,260        12,573        11,000
                                                              =======       =======       =======       =======
  Basic net income per share............................      $   .03       $   .11       $   .20       $   .18
                                                              =======       =======       =======       =======

Diluted Net Income per Share:

  Net income available to Common Stockholders...........      $   387       $ 1,220       $ 2,485       $ 1,974
                                                              =======       =======       =======       =======
  Weighted average common shares........................       12,665        11,260        12,573        11,000
  Dilutive common stock equivalents.....................        1,708         1,583         1,853         1,490
                                                              -------       -------       -------       -------
  Weighted average common shares and equivalents........       14,373        12,843        14,426        12,490
                                                              =======       =======       =======       =======
  Diluted net income per share..........................      $   .03       $   .09       $   .17       $   .16
                                                              =======       =======       =======       =======

     Options to purchase 120,000 and 5,000 shares of common stock were outstanding at June 30, 2000 and 1999, respectively, and were antidilutive and excluded from the dilutive net income per share calculations because the options' exercise prices were greater than the average market price of the common shares. Warrants to purchase 181,714 shares of common stock were outstanding at June 30, 1999 and were antidilutive and excluded from the dilutive net income per share calculations in 1999 because the warrants' exercise prices were greater than the average market price of the common shares.

RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or loses be reported either in the income statement or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and inter company derivatives. We will adopt SFAS 133 in the quarter ending March 31, 2001. We do not currently hold derivative instruments or engage in hedging activities. We are continuing to evaluate the impact of the requirements of SFAS 133, SFAS 137 and SFAS 138 will have on our financial statements and related disclosures.

     In December 1999, the SEC issued Staff accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on our operations or financial position.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. This Interpretation clarifies
(a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

     FIN 44 is effective July 1, 2000, however certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. We do not expect that the adoption of FIN 44 will have a significant effect on our results of operations or our financial position.

POOLING OF INTERESTS COMBINATION:

     In January 2000, we acquired privately-held Micrilor, Inc. We issued 146,000 shares of common stock in our merger with Micrilor. All historical financial information contained herein has been revised to reflect the acquisition. We recorded $217,000 of acquisition costs as a result of the merger in the first quarter of 2000.

ACQUISITION OF FARALLON:

     In June 2000, we acquired Farallon Communications, Inc., a privately-held corporation located in California for 121,655 shares of our common stock and $4 million of cash. The total purchase price was $14.9 million, including acquisition costs of $900,000, and the acquisition was accounted for as a purchase. The results of operations of Farallon and the estimated fair value of the assets acquired and liabilities assumed are included in financial statements from the date of acquisition. Intangible assets arising from the acquisition are being amortized on a straight-line basis over one to five years. Approximately $491,000 of the purchase price represents acquired in-process technology that had not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition. The value assigned to acquired in-process technology was determined by identifying research projects in areas for which technological feasibility has not been established, estimating the costs to develop the acquired in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate includes a factor that takes into account the uncertainty surrounding the successful development of the acquired in-process technology. If these projects are not successfully developed, future revenue and profitability may be adversely affected. In the future, the value of other intangible assets acquired may become impaired.

     The allocation of the purchase price is as follows (in thousands):

         Current assets..............................................      $ 4,232
         Property, plant and equipment...............................          145
         OEM relationships...........................................        2,718
         Core technology.............................................        1,483
         Developed technology........................................        1,291
         Acquired workforce..........................................          782
         Tradename...................................................          908
         Long-term deferred tax assets...............................       (3,069)
         Liabilities assumed.........................................       (6,808)
         Acquired in-process research and development................          491
         Goodwill....................................................       12,727
                                                                           --------
                                                                           $14,900
                                                                           ========

     The following table represents unaudited pro forma financial information for the six months ended June 30, 2000 and June 30, 1999 had Proxim, Farallon, Wavespan and Micrilor been combined as of January 1, 1999 and 2000. The pro forma financial information are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Proxim, Farallon Wavespan and Micrilor been a combined company during the specified periods. The pro forma results include the effects of the amortization of acquired intangible assets and goodwill and adjustments to the income tax provision or benefits. The pro forma combined results exclude the $491,000 and $5,883,0000 charge for acquired in-process technology from Farallon and Wavespan acquisitions.

                                                     SIX MONTHS ENDED                YEAR ENDED
                                                          JUNE 30,                   DECEMBER 31,
                                                  2000               1999                1999
                                                 -------           -------           ------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         Revenue..............................   $54,762           $42,891             $82,008
         Net loss.............................      (798)           (5,468)             (6,866)

           Basic net loss per share...........   $  (.06)          $  (.48)            $  (.58)
                                                 ========          ========            ========

           Diluted net loss per share.........   $  (.06)          $  (.48)            $  (.58)
                                                 ========          ========            ========

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

     The following table presents the percentages of total revenue represented by certain line items from the Income Statement for the periods indicated.

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30,                  JUNE 30,
                                                         ------------------         ------------------
                                                         2000          1999         2000          1999
                                                         ----          ----         ----          ----
Revenue..............................................   100.0%        100.0%       100.0%        100.0%
Cost of revenue......................................    63.4%         52.8%        59.4%         52.6%
                                                        ------        ------       ------        ------
Gross profit.........................................    36.6%         47.2%        40.6%         47.4%
                                                        ------        ------       ------        ------

Operating expenses:
   Research and development..........................    11.8%         14.0%        12.8%         14.1%
   Purchased in-process research and development.....     2.0%          5.5%         1.1%          6.3%
   Selling, general and administrative...............    18.2%         19.2%        18.5%         19.8%
   Amortization of goodwill..........................     2.7%           --          2.6%           --
                                                        ------        ------       ------        ------

      Total operating expenses.......................    34.7%         38.7%        35.0%         40.2%
                                                        ------        ------       ------        ------
Income from operations...............................     1.9%          8.5%         5.6%          7.2%
Interest and other income, net.......................     4.7%          6.0%         5.2%          5.9%
                                                        ------        ------       ------        ------
Income before income taxes...........................     6.6%         14.5%        10.8%         13.1%
Provision for income taxes...........................     5.0%          7.0%         5.2%          6.8%
                                                        ------        ------       ------        ------
Net income...........................................     1.6%          7.5%         5.6%          6.3%
                                                        ======        ======       ======        ======

RESULTS OF OPERATIONS

REVENUE

     Revenue increased by 50% from $16.3 million in the second quarter of 1999 to $24.5 million in the second quarter of 2000. Revenue increased by 42% from $31.5 million in the first six months of 1999 to $44.6 million in the first six months of 2000. Revenue increased primarily due to increased unit shipments to distributors and OEM customers that sell RangeLAN2-based 2.4 GHz product lines in North America, Europe and Japan and, to a lesser extent, shipments of Symphony, SWAP-based Symphony and 5 GHz Stratum products. The increases were partially offset by declining average selling prices for RangeLAN2 and Symphony products, decreased revenue from 900 MHz products and completion of non-recurring engineering contracts recognized by Micrilor, Inc. in 1999.

GROSS PROFIT

     Gross profit as a percentage of revenue was 36.6% in the second quarter of 2000 compared to 47.2% in the second quarter of 1999. Gross profit as a percentage of revenue was 40.6% in the first six months of 2000 compared to 47.4% in the first six months of 1999. Included in cost of revenue in the second quarter of 2000 was a charge of $407,000 for amortization of intangible assets related to acquisitions and a charge of $1,859,000 related to first generation IEEE 802.11 inventories. Excluding the amortization and the charge, gross profit as a percentage of revenue was 45.8% in the second quarter of 2000. Gross profit as a percentage of revenue decreased in the second quarter of 2000 compared to the second quarter of 1999 due primarily to declining average selling prices for RangeLAN2 and Symphony products, an increase in revenue from lower margin Symphony and 5 GHz Stratum products and a decrease in revenue from higher gross margin 900 MHz products. Included in cost of revenue in the first six months of 2000 was a charge of $668,000 for amortization of intangible assets related to acquisitions and a charge of $1,859,000 related to first generation IEEE 802.11 inventories. Excluding the amortization and the charge, gross profit as a percentage of revenue was 46.3% in the first six months of 2000. Gross profit as a percentage of revenue decreased in the first six months of 2000 compared to the first six months of 1999 due primarily to declining average selling prices for RangeLAN2 and Symphony products, an increase in revenue from lower margin Symphony and 5 GHz Stratum products and a decrease in revenue from higher gross margin 900 MHz products.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased by 26% from $2.3 million in the second quarter of 1999 to $2.9 million in the second quarter of 2000. Research and development expenses increased by 29% from $4.4 million in the first six months of 1999 to $5.7 million in the first six months of 2000. Research and development expenses increased primarily due to the increased number of engineering employees, including employees added as a result of the Wavespan acquisition, continued investment in integrating our technology into application specific integrated circuits, or ASICs, development of wireless protocols and network software drivers, costs related to product performance enhancements, cost reductions in the RangeLAN2 architecture, costs related to both domestic and international product certifications, development of Symphony and SWAP-based Symphony products, development of products based on the IEEE 802.11 standard, and development of 5 GHz high-speed wireless LAN technology. Research and development expenses as a percentage of revenue decreased in the interim periods of 2000 compared to the interim periods of 1999 primarily due to increases in revenue, partially offset by additional personnel costs and development program expenses. To date, all of our research and development costs have been expensed as incurred. We expect that research and development expenses will continue to increase in absolute dollars but may vary over time as a percentage of revenue.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     The amount expensed to purchased in-process research and development in the second quarter of 2000 relates to products acquired with the Farallon purchase transaction and was calculated by estimating fair value of technology currently under development using the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculation was 40%. The amounts expensed to purchased in-process research and development during the first six months of 1999 related to a minority interest investment in a startup company developing ultra-broadband wireless technology.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased by 42% from $3.14 million in the second quarter of 1999 to $4.47 million in the second quarter of 2000. Selling, general and administrative expenses increased by 33% from $6.24 million in the first six months of 1999 to $8.27 million in the first six months of 2000. Selling, general and administrative expenses increased primarily due to the hiring of additional marketing and sales personnel to support our growth, particularly our expansion into international and consumer markets, employees added as a result of the Wavespan and Farallon acquisitions, as well as increased trade show and promotional expenses and $217,000 of issuance costs related to the acquisition of Micrilor. Selling, general and administrative expenses decreased as a percentage of revenue in the interim periods of 2000 compared to the interim periods of 1999 primarily due to the increase in revenue, partially offset by higher personnel and promotional expenses and acquisition costs. We expect that selling, general and administrative expenses will vary over time as a percentage of revenue.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net increased in the interim periods of 2000 compared to the interim periods of 1999 primarily due to higher invested cash balances.

INCOME TAXES

     The effective tax rates in the second quarter of 2000 and 1999 were 76% and 48%, respectively. The effective tax rates in the first six months of 2000 and 1999 were 48% and 52%, respectively. The effective rate was higher than the federal statutory rate of 35% plus the state statutory tax rate of 6%, net of federal benefits, primarily due to expenses related to the cost of acquisitions and equity investments that were not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 2000, $11,473,000 of cash and cash equivalents were used in operating activities, primarily to fund increases in inventories and accounts receivable and a decrease in other current liabilities, partially offset by net income after the effect of non cash charges. In the first six months of 1999, $7,104,000 of cash and cash equivalents were provided by operating activities, primarily by net income after the effect of non cash charges. Cash was also provided by a decrease in accounts receivable and an increase in other current liabilities, partially offset by cash used to fund an increase in inventories.

     In the first six months of 2000 and 1999, we purchased $2,078,000 and $3,758,000, respectively, of property and equipment. Capital expenditures in the first six months of 2000 and 1999 were primarily for manufacturing and engineering test equipment, purchased software and leasehold improvements for our new facility.

     In the first six months of 2000, we made an equity investment of $4,000,000 in a start-up company developing broadband gateway solutions. In the first six months of 1999, we made equity investments of $4,000,000 in a wireless service company and a start-up company developing ultra-broadband wireless products of which was $2,000,000 was recorded as purchased in-process research and development. The remaining $2,000,000 was recorded as an equity investment.

     In the first six months of 2000, we generated $2,928,000 from issuance of common stock for the exercise of employee stock options and employee stock purchase plan purchases. In the first six months of 1999, we generated $22,109,000 from issuance of common stock for equity investments and the exercise of employee stock options and employee stock purchase plan purchases.

     At June 30, 2000, we had working capital of $87,019,000, including $30,371,000 in cash and cash equivalents and $21,006,000 in marketable securities. We believe that our working capital and cash generated from operations, if any, will be sufficient to finance cash acquisitions which we may consider and to provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, we will consider raising additional financing. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

     - excess and obsolete inventories related to evolving product technologies and industry standards;

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

WE DEPEND SIGNIFICANTLY ON A LIMITED NUMBER OF OEM CUSTOMERS.

     A substantial portion of our revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 45%, 52% and 59% of our sales during the first six months of 2000, and calendar years 1999 and 1998, respectively, were to OEM customers. In addition, sales to one customer represented approximately 14% of our revenue in the first six months of 2000. Sales to one customer represented approximately 30% of our revenue during 1999. Sales to two customers represented approximately 41% and 11% of our revenue during 1998. We expect that sales to a limited number of OEM customers will continue to account for a substantial portion of our revenue for the foreseeable future. We also have experienced quarter to quarter variability in sales to each of our major OEM customers and expect this pattern to continue in the future.

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

WE NEED TO EXPAND OUR LIMITED MANUFACTURING CAPABILITY AND INCREASINGLY DEPEND ON CONTRACT MANUFACTURERS FOR OUR MANUFACTURING REQUIREMENTS.

     We currently have limited manufacturing capability and no experience in large-scale or foreign manufacturing. If our customers were to concurrently place orders for unexpectedly large product quantities, our present manufacturing capacity might be inadequate to meet the demand. We can offer no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, we will need to achieve significant product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, we can offer no assurance that we will be able to do so. In order to remain competitive, we also must continue to introduce new products and processes into our manufacturing environment, and we can offer no assurance that any such new products will not create obsolete inventories related to older products. We currently conduct our manufacturing operations for all of our products in our corporate headquarters in Sunnyvale, California. In addition, we rely on contract and subcontract manufacturers for turnkey manufacturing and circuit board assemblies which subjects us to additional risks, including a potential inability to obtain an adequate supply of finished assemblies and assembled circuit boards and reduced control over the price, timely delivery and quality of such finished assemblies and assembled circuit boards. If our Sunnyvale facility were to become incapable of operating, even temporarily, or were unable to operate at or near our current or full capacity for an extended period, our business and operating results could be materially adversely affected. Changes in our manufacturing operations to incorporate new products and processes, or to manufacture at lower cost locations outside the United States, could cause disruptions, which, in turn, could adversely affect customer relationships, cause a loss of market opportunities and negatively affect our business and operating results.

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

     Our success is also dependent on our ability to develop new products for existing and emerging wireless communications markets, to introduce such products in a timely manner and to have them designed into new products developed by OEM customers. The development of new wireless networking products is highly complex, and, from time to time, we have experienced delays in developing and introducing new products. Due to the intensely competitive nature of our business, any delay in the commercial availability of new products could materially and adversely affect our business, reputation and operating results. In addition, if we are unable to develop or obtain access to advanced wireless networking technologies as they become available, or are unable to design, develop and introduce competitive new products on a timely basis, or are unable to hire or retain qualified engineers to develop new technologies and products, our future operating results would be materially and adversely affected. We have expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standard that received final approval in June 1997. We can offer no assurance, however, that our IEEE 802.11 compliant products or the IEEE 802.11 standard will have a meaningful commercial impact. In this regard, in the second quarter of 2000, we recorded a charge of $1,859,000 to cost of revenue related to first generation IEEE 802.11 inventories.

     In 1999, the IEEE approved a new 2.4 GHz wireless LAN standard, designated as 802.11b. Based on direct sequence spread spectrum technology, this new standard increased the nominal data rate from 2 Mbps to 11 Mbps. We are currently developing products that comply with the IEEE 802.11b standard. While 802.11b technology is available to develop or acquire in the market, there can be no assurance that we will develop or acquire such technology, or that if we do develop or acquire such technology, that our products will be competitive in the market. In addition, we are developing higher-speed frequency hopping technology based on the FCC Notice of Proposed Rulemaking, or NPRM, that will allow for wider band hopping channels and increase the data rate from 1.6 Mbps to up to 10 Mbps. There can be no assurance that the NPRM will be approved, or that if the NPRM is approved, that we will be able to complete our development of 10 Mbps frequency hopping products in a timely manner, or that any such new products will compete effectively with IEEE 802.11b standard compliant products.

     The IEEE has approved a new 5 GHz wireless LAN standard designated as 802.11a. This new standard is based on Orthogonal Frequency Division Multiplexing, or OFDM, technology with multiple data rates ranging from below 10 Mbps to approximately 50 Mbps. In 1999, the European Telecommunications Standards Institute Project BRAN (Broadband Radio Access Networks) committee approved a new 5 GHz wireless LAN standard designated as HiperLAN2, also based on OFDM technology. While these two new 5 GHz standards apply to future generations of technology, and no companies are currently shipping wireless LAN products based on these technologies, the emergence of these standards may diminish the competitiveness of our planned introduction of 5 GHz products based on the HiperLAN1 standard. Furthermore, we are not currently developing products based on either of these two new standards, and there can be no assurance that we will develop or acquire technology compliant with these standards.

     In addition, we are a core member of the HomeRF WG, an industry consortium that is establishing an open industry standard, called the SWAP specification, for wireless digital communications between PCs and consumer electronic devices, including a common interface specification that supports wireless data and voice services in and around the home. We can offer no assurance that the HomeRF WG SWAP specification, or the SWAP-based Symphony products that we develop to comply with the specification will have a meaningful commercial impact. Further, given the emerging nature of the wireless LAN market, we can offer no assurance that our RangeLAN2 and Symphony products and technology, or our other products or technology, will not be rendered obsolete by alternative or competing technologies or standards.

     If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. In this regard, in the fourth quarter of 1997, we recorded a charge of $2,500,000 to in-process research and development related to a license of technology to be used in 5 GHz highspeed in-building wireless LAN products. In 1999, we recorded a total of $7,883,000 in charges related to the acquisition of 5 GHz ultra-broadband wireless building-to-building products. In second quarter of 2000, we recorded a charge of $491,000 related to acquisition of products that address home and small office networking requirements, as well as Apple Macintosh computer connectivity.

THE WIRELESS LOCAL AREA NETWORKING AND BUILDING TO BUILDING MARKETS ARE INTENSELY COMPETITIVE AND SOME OF OUR COMPETITORS ARE LARGER AND BETTER ESTABLISHED.

     The wireless local area networking and building to building markets are extremely competitive and we expect that competition will intensify in the future. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors include the following:

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

     -    product manufacturability;

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

     We have several competitors in our commercial wireless business, including without limitation Breezecom, Cisco Systems (which acquired Aironet Wireless Communications), Intersil, Lucent Technologies, Nokia, Symbol Technologies, Western Multiplex and 3COM. We also face competition from a variety of companies that offer different technologies in the nascent home networking market, including several companies developing competing wireless networking products. Additionally, numerous companies have announced their intention to develop competing products in both the commercial wireless and home networking markets. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, we could face future competition from companies that offer products which replace network adapters or offer alternative communications solutions, or from large computer companies, PC peripheral companies, as well as other large networking equipment companies. Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities. We can offer no assurance that we will be able to compete successfully against these competitors or those competitive pressures we face will not adversely affect our business or operating results.

     Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the wireless LAN and building to building markets, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. We can offer no assurance that we will succeed in developing products or technologies that are more effective than those developed by our competitors. Furthermore, we compete with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which we have only limited experience. We can offer no assurance that we will be able to compete successfully against existing and new competitors as the wireless LAN and building to building markets evolve and the level of competition increases.

WE DEPEND UPON INTERNATIONAL SALES AND OUR ABILITY TO SUSTAIN AND INCREASE INTERNATIONAL SALES IS SUBJECT TO MANY RISKS, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     Revenue from shipments by us to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 18%, 21% and 17% of total revenue during the first six months of 2000, and calendar years 1999 and 1998, respectively. We expect that revenue from shipments to international customers will vary as a percentage of total revenue.

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

     Our products are also subject to regulatory requirements in international markets and, therefore, we must monitor the development of spread spectrum and other radio frequency regulations in certain countries that represent potential markets for our products. While we can offer no assurance that we will be able to comply with regulations in any particular country, we design our RangeLAN2, Symphony and SWAP-based Symphony products to minimize the design modifications required to meet various 2.4 GHz international spread spectrum regulations. In addition, we will seek to obtain international certifications for the Symphony and SWAP-based Symphony product line in countries where there is a substantial market for home PCs and Internet connectivity. Changes in, or the failure by us to comply with, applicable domestic and international regulations could materially adversely affect our business and operating results. In addition, with respect to those countries that do not follow FCC regulations, we may need to modify our products to meet local rules and regulations.

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

     We are highly dependent on the technical and management skills of our key employees, in particular David C. King, Chairman, President and Chief Executive Officer, and Juan Grau, Vice President of Engineering. We do not have employment agreements with or life insurance on the life of, either person. In addition, given the rapid technological change in this industry, we believe that the technical expertise and creative skills of our engineers and other personnel are crucial in determining our future success. The loss of the services of any key employee could adversely affect our business and operating results. Our success also depends in large part on a limited number of key marketing and sales employees and on our ability to continue to attract, assimilate and retain additional highly talented personnel. Competition for qualified personnel in the wireless data communications and networking industries is intense, particularly in Northern California where our headquarters are located. We can offer no assurance that we will be successful in retaining our key employees or that we can attract, assimilate or retain the additional skilled personnel as required.

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

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2000, the Annual Meeting of Stockholders of Proxim, Inc. (the "Company") was held at 10:00 am, local time, at the Sunnyvale Hilton Inn, 1250 Lakeside Drive, Sunnyvale, California.

An election of directors was held with the following individuals being elected to the Board of Directors of Proxim, Inc.:

        Raymond Chin
        Leslie G. Denend
        David C. King
        Gregory L. Reyes
        Jeffrey D. Saper

Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

1. To approve an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 shares to 100,000,000 shares. The number of affirmative votes for this proposal was 7,346,174, the number of negative votes was 3,722,577 and the number of abstained votes was 13,781.

2. To approve an amendment to the Company's 1995 Long-Term Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares. The number of affirmative votes for this proposal was 5,228,698, the number of negative votes was 4,020,660 and the number of abstained votes was 1,833,174.

3. To approve an amendment to the Company's 1993 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 200,000 shares. The number of affirmative votes for this proposal was 9,032,960, the number of negative votes was 220,331 and the number of abstained votes was 1,829,241.

4. To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 2000. The number of affirmative votes for this proposal was 11,066,784, the number of negative votes was 3,841 and the number of abstained votes was 11,907.

ITEM 5. OTHER INFORMATION

     Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, the proxies of management would be allowed to use their discretionary voting authority with respect to any non Rule 14a-8 stockholder proposal raised at our annual meeting of stockholders, without any discussion of the matter in the proxy statement, unless the stockholder has notified us of such proposal at least 45 days prior to the month and day on which we mailed our prior year's proxy statement. Since we mailed its proxy statement for the 2000 annual meeting of stockholders on April 24, 2000, the deadline for receipt of any such stockholder proposal for the 2001 annual meeting of stockholders is March 10, 2001.

Item 6. Exhibits and Reports on Form 8-K

A.   Exhibits:

        27.1  Financial Data Schedule.

B.   Reports on Form 8-K:

        None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 14th day of August 2000.

                                    PROXIM, INC.

                                    By: /s/ Keith E. Glover
                                        --------------------
                                    Keith E. Glover,
                                    Vice President of Finance and Administration
                                    and Chief Financial Officer

Dated: August 14, 2000

                               INDEX TO EXHIBITS

Exhibit
Number              Description
-------             -----------
27.1                Financial Data Schedule