Form 10-Q
period 2000-09-30
PROXIM INC /DE/
filed 2000-11-14
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                Yes X   No ___
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Title of Class                 Outstanding as of September 30, 2000
             --------------                 ------------------------------------
Common Stock, par value $.001 per share               26,219,986

                                  PROXIM, INC.

                                      Index


PART 1 -- FINANCIAL INFORMATION                                                        Page
                                                                                       ----
     Item 1.  Financial Statements:

         Balance Sheets at September 30, 2000 and December 31, 1999..................... 3

         Statements of Operations for the Three Months Ended and
           Nine Months Ended September 30, 2000 and 1999................................ 4

         Statements of Cash Flows for the Nine Months Ended
           September 30, 2000 and 1999.................................................. 5

         Condensed Notes to Financial Statements........................................ 6


     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................. 7


PART  II -- OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K...........................................23

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                             2000            1999
                                                                        -------------   -------------
                 ASSETS
Current assets:
    Cash and cash equivalents ......................................      $  30,212       $  46,924
    Marketable securities ..........................................         12,581          21,341
    Accounts receivable, net .......................................         26,876          15,819
    Inventories ....................................................         30,337          14,862
    Deferred tax assets ............................................          3,390           3,390
    Other current assets ...........................................          1,422             670
                                                                          ---------       ---------
        Total current assets .......................................        104,818         103,006

Property and equipment, net ........................................          9,019           7,157
Goodwill and other intangibles .....................................         43,461          13,637
Marketable securities, long-term ...................................         19,482          19,868
Equity investment ..................................................          7,900           3,000
Deferred tax assets ................................................          1,200           1,200
                                                                          ---------       ---------
                                                                          $ 185,880       $ 147,868
                                                                          =========       =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...............................................      $   4,689       $   3,199
    Other current liabilities ......................................          6,699           9,003
                                                                          ---------       ---------
         Total current liabilities .................................         11,388          12,202

Long-term debt .....................................................            542             542
Deferred tax liabilities ...........................................          4,827           1,758
                                                                          ---------       ---------
        Total liabilities ..........................................         16,757          14,502
                                                                          ---------       ---------

Commitments

Stockholders' equity:
    Common Stock, $.001 par value, 100,000 shares authorized; 26,220
       and 24,644 shares issued and outstanding ....................             26              25
    Additional paid-in capital .....................................        163,314         127,649
    Unrealized losses on investments ...............................           (113)           (379)
    Retained earnings ..............................................          5,896           6,071
                                                                          ---------       ---------
        Total stockholders' equity .................................        169,123         133,366
                                                                          ---------       ---------
                                                                          $ 185,880       $ 147,868
                                                                          =========       =========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

                                  PROXIM, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               -----------------------     ------------------------
                                                                 2000           1999          2000           1999
                                                               --------       --------      --------       --------
Revenue .................................................      $ 29,297       $ 18,229      $ 73,871       $ 49,689
Cost of revenue, including amortization of intangible
   assets of $699 and $1,367 in the three and nine months
   ended September 30, 2000 .............................        16,485          9,658        42,962         26,194
                                                               --------       --------      --------       --------
Gross profit ............................................        12,812          8,571        30,909         23,495
                                                               --------       --------      --------       --------
Operating expenses:
   Research and development .............................         3,070          2,605         8,775          7,028
   Purchased in-process research and development ........         8,040             --         8,531          2,000
   Selling, general and administrative ..................         6,721          3,619        14,987          9,855
    Amortization of goodwill ............................         1,096             --         2,228             --
                                                               --------       --------      --------       --------
      Total operating expenses ..........................        18,927          6,224        34,521         18,883
                                                               --------       --------      --------       --------
Income (loss) from operations ...........................        (6,115)         2,347        (3,612)         4,612
Interest and other income, net ..........................           892          1,184         3,214          3,035
                                                               --------       --------      --------       --------
Income (loss) before income taxes .......................        (5,223)         3,531          (398)         7,647
Provision (benefit) for income taxes ....................        (2,563)         1,231          (223)         3,373
                                                               --------       --------      --------       --------
Net income (loss) .......................................      $ (2,660)      $  2,300      $   (175)      $  4,274
                                                               ========       ========      ========       ========
Basic net income (loss) per share .......................      $  (0.10)      $   0.10      $  (0.01)      $   0.19
                                                               ========       ========      ========       ========
Weighted average common shares ..........................        25,657         23,646        25,316         22,548
                                                               ========       ========      ========       ========

Diluted net income (loss) per share .....................      $  (0.10)      $   0.09      $  (0.01)      $   0.17
                                                               ========       ========      ========       ========
Weighted average common shares and equivalents ..........        25,657         26,664        25,316         25,444
                                                               ========       ========      ========       ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

                                  PROXIM, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         2000           1999
                                                                       --------       --------
Cash flows from operating activities:
  Net income (loss) .............................................      $   (175)      $  4,274
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
  Charge for equity investment ..................................         1,100             --
  In-process research and development ...........................         8,531          2,000
  Depreciation ..................................................         2,184          1,354
  Amortization ..................................................         3,595             --
  Changes in assets and liabilities, net of acquisition effect:
    Accounts receivable .........................................        (8,839)        (1,792)
    Inventories .................................................       (14,686)        (1,380)
    Other assets ................................................          (356)           (95)
    Accounts payable ............................................        (2,522)           354
    Other liabilities ...........................................        (6,650)         1,493
                                                                       --------       --------
        Net cash provided by (used in) operating activities .....       (17,818)         6,208
                                                                       --------       --------
Cash flows provided by (used in) investing activities:
    Purchase of property and equipment ..........................        (3,550)        (4,522)
    Marketable securities .......................................         9,412        (17,989)
    Equity investments ..........................................        (6,000)        (4,000)
    Cash paid for acquisition of Farallon Communications, Inc. ..        (3,172)            --
                                                                       --------       --------
        Net cash used in investing activities ...................        (3,310)       (26,511)
                                                                       --------       --------
Cash flows provided by financing activities from issuance
  of Common Stock, net ..........................................         4,416         25,113
                                                                       --------       --------
Net increase (decrease) in cash and cash equivalents ............       (16,712)         4,810
Cash and cash equivalents, beginning of period ..................        46,924         39,117
                                                                       --------       --------
Cash and cash equivalents, end of period ........................      $ 30,212       $ 43,927
                                                                       ========       ========

Supplemental disclosures of non cash investing activities:
    Issuance of common stock to acquire Farallon ................      $ 10,000             --
    Issuance of common stock to acquire Siemens Development
      Group .....................................................      $ 21,250             --



                     The accompanying condensed notes are an
                  integral part of these financial statements.

                                  PROXIM, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


BASIS OF PRESENTATION

     The accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) which the company considers necessary for a fair presentation of the results of operations for the interim periods covered and the financial condition at the date of the balance sheets. All historical financial information and analysis have been restated to reflect the acquisition of Micrilor, Inc. in January 2000, which was accounted for as a pooling of interests. The interim financial information is unaudited. This Quarterly Report on Form 10-Q should be read in conjunction with our audited financial statements for the year ended December 31, 1999, included in the 1999 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the entire year ended December 31, 2000.

INVENTORIES (IN THOUSANDS):

                                               SEPTEMBER 30,      DECEMBER 31,
                                                   2000              1999
                                               ------------       -----------
                                               (UNAUDITED)
     Raw materials ..................            $17,912            $ 8,047
     Work-in-process ................             10,971              6,542
     Finished goods .................              1,454                273
                                                 -------            -------
                                                 $30,337            $14,862
                                                 =======            =======


NET INCOME (LOSS) PER SHARE:

          The net income (loss) per share and number of shares used in the computation have been retroactively restated for all periods presented to reflect the two-for-one stock split that was effective on August 21, 2000. The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations:

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                             2000           1999          2000          1999
                                                           ---------------------        ---------------------
     BASIC NET INCOME (LOSS) PER SHARE:
       Net income (loss) available to Common
         Stockholders ...............................      $ (2,660)      $  2,300      $  (175)      $ 4,274
                                                           ========       ========      =======       =======
       Weighted average common shares ...............        25,657         23,646       25,316        22,548
                                                           ========       ========      =======       =======
       Basic net income (loss) per share ............      $   (.10)      $    .10      $  (.01)      $   .19
                                                           ========       ========      =======       =======
     DILUTED NET INCOME (LOSS) PER SHARE:
       Net income (loss) available to Common
          Stockholders ..............................      $ (2,660)      $  2,300      $  (175)      $ 4,274
                                                           ========       ========      =======       =======
       Weighted average common shares ...............        25,657         23,646       25,316        22,548
       Dilutive common stock equivalents ............            --          3,018           --         2,896
                                                           --------       --------      -------       -------
       Weighted average common shares and
        equivalents .................................        25,657         26,664       25,316        25,444
                                                           ========       ========      =======       =======
       Diluted net income (loss) per share ..........      $   (.10)      $    .09      $  (.01)      $   .17
                                                           ========       ========      =======       =======

     For the three and nine month periods ended September 30, 2000 options to purchase 4,986,812 shares of common stock at an average exercise price of $15.63 per share and warrants to purchase 363,428 shares of common stock at an average exercise price of $23.68 per share have not been included in the computation of diluted net loss per share as their effect would have been antidilutive. Options to purchase 65,000 shares of common stock at an average exercise price of $23.41 per share were outstanding at September 30, 1999 and were antidilutive and excluded from the dilutive net income per share calculation nine months ended September 30, 1999 because the options' exercise prices were greater than the average market price of the common shares. Warrants to purchase 171,428 and 363,428 shares of common stock at average exercise prices of $25.00 per share and $23.68 per share were outstanding at September 30, 1999 and were antidilutive and excluded from the dilutive net income per share calculation three months ended September 30, 1999 and nine months ended September 30, 1999 because the warrants' exercise prices were greater than the average market price of the common shares.

BUSINESS COMBINATIONS:

MERGER WITH MICRILOR:

     In January 2000, the company acquired privately-held Micrilor, Inc. for 292,000 shares of our common stock. The merger was accounted for as a pooling transaction, and all historical financial information contained herein has been revised to reflect the acquisition. The company recorded $217,000 of acquisition costs as a result of the merger in the first quarter of 2000.

PURCHASE TRANSACTIONS:

ACQUISITION OF WAVESPAN:

     In December 1999, the company acquired Wavespan Corporation, a privately-held California corporation, for 340,000 shares of our common stock and $2.2 million of cash. The total purchase price was $12.9 million, including acquisition costs of $900,000, and the acquisition was accounted for as a purchase. The results of operations of Wavespan and the estimated fair value of the assets acquired and liabilities assumed are included in financial statements from the date of acquisition. In accounting for the acquisition of Wavespan Corporation, the company recorded approximately $13.9 million in goodwill and other intangible assets, which are being amortized on a straight-line basis over one to five years. Approximately $5.9 million of the purchase price represents acquired in-process technology that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition.

     The allocation of the purchase price is as follows (in thousands):

          Current assets ..............................      $    788
          Property, plant and equipment ...............           343
          Core technology .............................         4,030
          Developed technology ........................           151
          Acquired workforce ..........................           300
          Long term deferred tax assets ...............         1,200
          Liabilities assumed .........................        (5,102)
          Long-term deferred tax liabilities ..........        (4,146)
          Acquired in-process research and
            development ...............................         5,883
          Goodwill ....................................         9,453
                                                             --------

                                                             $ 12,900
                                                             ========

ACQUISITION OF FARALLON:

     In June 2000, the company acquired Farallon Communications, Inc., a privately-held corporation located in California for 243,310 shares of our common stock and $4 million of cash. The total purchase price was $14.9 million, including acquisition costs of $900,000, and the acquisition was accounted for as a purchase. The results of operations of Farallon and the estimated fair value of the assets acquired and liabilities assumed are included in financial statements from the date of acquisition. Intangible assets arising from the acquisition are being amortized on a straight-line basis over one to five years. Approximately $491,000 of the purchase price represents acquired in-process technology that had not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition.

     The allocation of the purchase price is as follows (in thousands):

          Current assets ............................................... $  4,232
          Property, plant and equipment ................................      145
          OEM relationships ............................................    2,718
          Core technology ..............................................    1,483
          Developed technology .........................................    1,291
          Acquired workforce ...........................................      782
          Tradename ....................................................      908
          Long-term deferred tax assets ................................   (3,069)
          Liabilities assumed ..........................................   (6,808)
          Acquired in-process research and development .................      491
          Goodwill .....................................................   12,727
                                                                           ------

                                                                         $ 14,900
                                                                         ========


ACQUISITION OF SIEMENS DEVELOPMENT GROUP:

     In September 2000, the company entered into a cross-licensing and technology exchange and purchase agreement with Siemens Aktiengesellschaft, a German corporation, and Siemens Information and Communication Mobile LLC, a Delaware limited liability company in which we acquired certain technology under development, intellectual property rights, engineering resources and other assets in exchange for certain technology rights and 500,000 shares of our common stock. The total purchase price was $21.8 million, including acquisition costs of $525,000, and the acquisition was accounted for as a purchase. The results of operations of Siemens Development Group and the estimated fair value of the assets acquired and liabilities assumed are included in the financial statements from the date of acquisition. Intangible assets arising from the acquisition are being amortized on a straight-line basis over one to five years. Approximately $8,040,000 of the purchase price represents acquired in-process technology that had not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition.

     The allocation of the purchase price is as follows (in thousands):

          Property, plant and equipment ................................. $    350
          Acquired workforce ............................................      694
          Liabilities assumed ...........................................     (125)
          Acquired in-process research and development ..................    8,040
          Goodwill ......................................................   12,816
                                                                            ------

                                                                          $ 21,775
                                                                          ========

PRO FORMA FINANCIAL INFORMATION:

     The following table represents unaudited pro forma financial information for the nine months ended September 30, 2000 and 1999 had Proxim, Farallon, Wavespan, Micrilor and Siemens Development Group been combined as of January 1, 1999. The pro forma financial information are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Proxim, Farallon, Wavespan, Micrilor and Siemens Development Group been a combined company during the specified periods. The pro forma results include the effects of the amortization of acquired intangible assets and goodwill and adjustments to the income tax provision or benefits. The pro forma combined results exclude the $491,000, $5,883,000 and $8,040,000 charges for acquired in-process technology from Farallon, Wavespan and Siemens Development Group acquisitions.

                                                   NINE MONTHS ENDED            YEAR ENDED
                                                     SEPTEMBER 30,             DECEMBER 31,
                                                 2000            1999             1999
                                             -----------      -----------       -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
          Revenue ......................      $   84,059       $   68,011       $   94,372
          Net loss .....................         (1,505)          (6,827)          (8,434)

            Basic net loss per share ...      $     (.06)      $     (.30)      $     (.35)
                                              ==========       ==========       ==========

            Diluted net loss per share..      $     (.06)      $     (.30)      $     (.35)
                                              ==========       ==========       ==========


RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or loses be reported either in the income statement or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Board deferred the effective date of SFAS 133 until the first quarter for fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and inter company derivatives. We will adopt SFAS 133 in the quarter ended March 31, 2001. We do not currently hold derivative instruments or engage in hedging activities. We are continuing to evaluate the impact of the requirements of SFAS 133 and SFAS 138 will have on our financial statements and related disclosures.

     In December 1999, the SEC issued Staff accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. We do not expect that the adoption of SAB 101 will have a material effect on our operations or financial position.

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

     The following table presents the percentages of total revenue represented by certain line items from the Income Statement for the periods indicated.

                                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                    JUNE 30,              SEPTEMBER 30,
                                                                2000        1999         2000        1999
                                                               -----        -----       -----        -----
     Revenue ..........................................        100.0%       100.0%      100.0%       100.0%
     Cost of revenue ..................................         56.3%        53.0%       58.2%        52.7%
                                                                -----        -----       -----        -----
     Gross profit .....................................         43.7%        47.0%       41.8%        47.3%
                                                                -----        -----       -----        -----

     Operating expenses:
          Research and development ....................         10.5%        14.3%       11.9%        14.2%
          Purchased in-process research and
           development ................................         27.5%           --       11.5%         4.0%
          Selling, general and administrative .........         22.9%        19.8%       20.3%        19.8%
          Amortization of goodwill ....................          3.7%           --        3.0%           --
                                                                -----        -----       -----        -----

           Total operating expenses ...................         64.6%        34.1%       46.7%        38.0%
                                                                -----        -----       -----        -----
     Income (loss) from operations ....................        (20.9%)       12.9%       (4.9%)        9.3%
     Interest and other income, net ...................          3.1%         6.5%        4.4%         6.1%
                                                                -----        -----       -----        -----
     Income (loss) before income taxes ................        (17.8%)       19.4%       (0.5%)       15.4%
     Provision (benefit) for income taxes .............         (8.7%)        6.8%       (0.3%)        6.8%
                                                                -----        -----       -----        -----
     Net income (loss) ................................         (9.1%)       12.6%       (0.2%)        8.6%
                                                                =====        =====       =====        =====


RESULTS OF OPERATIONS

REVENUE

     Revenue increased by 61% from $18.2 million in the third quarter of 1999 to $29.3 million in the third quarter of 2000. Revenue increased by 49% from $49.7 million in the first nine months of 1999 to $73.9 million in the first nine months of 2000. Revenue increased primarily due to increased unit shipments to distributors and OEM customers that sell RangeLAN2-based 2.4 GHz product lines in North America, Europe and Japan and, to a lesser extent, shipments of Symphony, SWAP-based Symphony and 5 GHz Stratum products. The increases were partially offset by declining average selling prices for RangeLAN2 and Symphony products, decreased revenue from 900 MHz products and completion of non-recurring engineering contracts recognized by Micrilor, Inc. in 1999.

GROSS PROFIT

     Gross profit as a percentage of revenue was 43.7% in the third quarter of 2000 compared to 47.0% in the third quarter of 1999. Gross profit as a percentage of revenue was 41.8% in the first nine months of 2000 compared to 47.3% in the first nine months of 1999. Included in cost of revenue in the third quarter of 2000 was a charge of $699,000 for amortization of intangible assets related to acquisitions. Excluding the amortization, gross profit as a percentage of revenue was 46.1% in the third quarter of 2000. Excluding the amortization, Gross profit as a percentage of revenue decreased in the third quarter of 2000 compared to the third quarter of 1999 due primarily to declining average selling prices for RangeLAN2 and Symphony products, an increase in revenue from lower margin Symphony and 5 GHz Stratum products and a decrease in revenue from higher gross margin 900 MHz products. Included in cost of revenue in the first nine months of 2000 was a charge of $1,367,000 for amortization of intangible assets related to acquisitions and a charge of $1,859,000 related to first generation IEEE 802.11 inventories. Excluding the amortization and the charge, gross profit as a percentage of revenue was 46.2% in the first nine months of 2000. Excluding the amortization and the charge, gross profit as a percentage of revenue decreased in the first nine months of 2000 compared to the first nine months of 1999 due primarily to declining average selling prices for RangeLAN2 and Symphony products, an increase in revenue from lower margin Symphony and 5 GHz Stratum products and a decrease in revenue from higher gross margin 900 MHz products. We expect gross profit as a percentage of revenue to fluctuate in future periods depending primarily on the mix of revenue between existing 2.4 GHz, 5 GHz and 900 MHz products, and potential manufacturing and technology license arrangements.


RESEARCH AND DEVELOPMENT

     Research and development expenses increased by 18% from $2.6 million in the third quarter of 1999 to $3.1 million in the third quarter of 2000. Research and development expenses increased by 25% from $7.0 million in the first nine months of 1999 to $8.8 million in the first nine months of 2000. Research and development expenses increased primarily due to the increased number of engineering employees, including employees added as a result of the Wavespan acquisition, continued investment in integrating our technology into application specific integrated circuits, or ASICs, development of wireless protocols and network software drivers, costs related to product performance enhancements, cost reductions in the RangeLAN2 architecture, costs related to both domestic and international product certifications, development of Symphony and SWAP-based Symphony products, development of HomeRF wideband frequency-hopping products based on the recent FCC decision and development of 5 GHz high-speed wireless LAN technology. Research and development expenses as a percentage of revenue decreased in the interim periods of 2000 compared to the interim periods of 1999 primarily due to increases in revenue, partially offset by additional personnel costs and development program expenses. To date, all of our research and development costs have been expensed as incurred. We expect that research and development expenses will continue to increase in absolute dollars but may vary over time as a percentage of revenue.


PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     The amount expensed to purchased in-process research and development in the third quarter of 2000 relates to HomeRF technology acquired with the Siemens Development Group transaction and was calculated by estimating fair value of technology currently under development using the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculation was 30%. The amount expensed to purchased in-process research and development in the first nine months of 2000 related to in-process technology acquired with the Farallon and Siemens Development Group purchase transactions. The amount expensed to purchased in-process research and development in the first nine months of 1999 related to a minority interest investment in a startup company developing ultra-broadband wireless technology.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased by 86% from $3.6 million in the third quarter of 1999 to $6.7 million in the third quarter of 2000. Selling, general and administrative expenses increased by 52% from $9.9 million in the first nine months of 1999 to $15.0 million in the first nine months of 2000. Selling, general and administrative expenses increased primarily due to the hiring of additional marketing and sales personnel to support our growth, particularly our expansion into international and consumer markets, employees added as a result of the Wavespan and Farallon acquisitions, as well as increased trade show and promotional expenses, $217,000 of issuance costs related to the acquisition of Micrilor, and a $1,100,000 charge related to an investment in a startup internet service provider, or ISP, in the third quarter of 2000. Selling, general and administrative expenses increased as a percentage of revenue in the interim periods of 2000 compared to the interim periods of 1999 primarily due to higher personnel and promotional expenses, the charge and acquisition costs, partially offset by an increase in revenue. We expect that selling, general and administrative expenses will vary over time as a percentage of revenue.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net decreased in the third quarter of 2000 compared to the third quarter of 1999 primarily due to lower invested cash balances. Interest and other income, net increased in the first nine months ended 2000 compared to the first nine months ended 1999 primarily due to higher invested cash balances.

INCOME TAXES

     We recognized a benefit for income taxes of $2,563,000 and $223,000 in the three and nine months ended September 30, 2000. We recognized a provision for income taxes of $1,231,000 and $3,373,000 in three and nine months ended September 30, 1999. The effective tax rate for income tax benefit in the three and nine months ended September 30, 2000 was 49% and 56%. The effective tax rate for income tax provision in the three and nine months ended September 30, 2000 was 35% and 44%. The effective rate was higher than the federal statutory rate of 35% plus the state statutory tax rate of 6%, net of federal benefits, primarily due to expenses related to the cost of acquisitions and equity investments that were not deductible for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 2000, $17,818,000 of cash and cash equivalents were used in operating activities, primarily to fund increases in inventories and accounts receivable and a decrease in accounts payable and other current liabilities, partially offset by net income after the effect of non cash charges. In the first nine months of 1999, $6,208,000 of cash and cash equivalents were provided by operating activities, primarily by net income after the effect of non cash charges. Cash was also provided by an increase in other current liabilities, partially offset by cash used to fund an increase in inventories and accounts receivable.

     In the first nine months of 2000 and 1999, we purchased $3,550,000 and $4,522,000 of property and equipment. Capital expenditures in the first nine months of 2000 and 1999 were primarily for manufacturing and engineering test equipment, purchased software and leasehold improvements for our new facility.

     In the first nine months of 2000, we made equity investments of $6,000,000 in a company developing broadband gateway solutions and a startup ISP company of which $1,100,000 was recorded to selling, general and administrative expense. The remaining $4,900,000 was recorded as an equity investment. In the first nine months of 1999, we made equity investments of $4,000,000 in a wireless service company and a start-up company developing ultra-broadband wireless products of which $2,000,000 was recorded as purchased in-process research and development. The remaining $2,000,000 was recorded as an equity investment.

     In the first nine months of 2000, we generated $4,416,000 from issuance of common stock for the exercise of employee stock options and employee stock purchase plan purchases. In the first nine months of 1999, we generated $25,113,000 from issuance of common stock for equity investments and the exercise of employee stock options and employee stock purchase plan purchases.

     At September 30, 2000, we had working capital of $93,430,000, including $30,212,000 in cash and cash equivalents and $12,581,000 in marketable securities. We believe that our working capital and cash generated from operations, if any, will be sufficient to finance cash acquisitions which we may consider and to provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, we will consider raising additional financing. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

     -    market adoption of new technologies;

     - market adoption of radio frequency, or RF, standards-based products (such as those compliant with the IEEE 802.11b or the Home RF SWAP specifications);

     -    the mix of products sold;

     - the effectiveness of our distribution channels and our success in maintaining our current distribution channels and developing new distribution channels;

     - the sell-through rate of our Symphony and SWAP-based Symphony products through consumer retail channels;

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

WE DEPEND SIGNIFICANTLY ON A LIMITED NUMBER OF OEM CUSTOMERS.

     A substantial portion of our revenue has been derived from a limited number of customers, most of which are OEM customers. Approximately 43%, 52% and 59% of our sales during the first nine months of 2000, and calendar years 1999 and 1998, respectively, were to OEM customers. In addition, sales to one customer represented approximately 13% of our revenue in the first nine months of 2000. Sales to one customer represented approximately 30% of our revenue during 1999. Sales to two customers represented approximately 41% and 11% of our revenue during 1998. We expect that sales to a limited number of OEM customers will continue to account for a substantial portion of our revenue for the foreseeable future. We also have experienced quarter to quarter variability in sales to each of our major OEM customers and expect this pattern to continue in the future.

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

     Our success is also dependent on our ability to develop new products for existing and emerging wireless communications markets, to introduce such products in a timely manner and to have them designed into new products developed by OEM customers. The development of new wireless networking products is highly complex, and, from time to time, we have experienced delays in developing and introducing new products. Due to the intensely competitive nature of our business, any delay in the commercial availability of new products could materially and adversely affect our business, reputation and operating results. In addition, if we are unable to develop or obtain access to advanced wireless networking technologies as they become available, or are unable to design, develop and introduce competitive new products on a timely basis, or are unable to hire or retain qualified engineers to develop new technologies and products, our future operating results would be materially and adversely affected. We have expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standard that received final approval in June 1997. We can offer no assurance, however, that our IEEE 802.11 compliant products or the IEEE 802.11 standard will have a meaningful commercial impact. In this regard, in the second quarter of 2000, we recorded a charge of $1,859,000 to cost of sales related to first generation IEEE 802.11 inventories.

     In 1999, the IEEE approved a new 2.4 GHz wireless LAN standard, designated as 802.11b. Based on direct sequence spread spectrum technology, this new standard increased the nominal data rate from 2 Mbps to 11 Mbps. We have not developed products that comply with the IEEE 802.11b standard. While 802.11b technology is available to develop or acquire in the market, there can be no assurance that we will develop or acquire such technology, or that if we do develop or acquire such technology, that our products will be competitive in the market. In addition, we are developing higher-speed frequency hopping technology based on the FCC Notice of Proposed Rulemaking, or NPRM, that will allow for wider band hopping channels and increase the data rate from 1.6 Mbps to up to 10 Mbps. In August 2000 the FCC approved the NPRM that will enable the development of wideband frequency-hopping systems operating in the unlicensed 2.4 GHz band. There can be no assurance that we will be able to complete our development of HomeRF wideband frequency-hopping products in a timely manner, or that any such new products will compete effectively with IEEE 802.11b standard compliant products.

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

     In addition, we are a core member of the HomeRF WG, an industry consortium that is establishing an open industry standard, called the SWAP specification, for wireless digital communications between PCs and consumer electronic devices, including a common interface specification that supports wireless data and voice services in and around the home. We can offer no assurance that the HomeRF WG SWAP specification, or the SWAP-based Symphony and HomeRF wideband frequency-hopping products that we develop to comply with the specification will have a meaningful commercial impact. Further, given the emerging nature of the wireless LAN market, we can offer no assurance that our RangeLAN2 and Symphony products and technology, or our other products or technology, will not be rendered obsolete by alternative or competing technologies or standards.

     If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. In this regard, in the fourth quarter of 1997, we recorded a charge of $2,500,000 to in-process research and development related to a license of technology to be used in 5 GHz highspeed in-building wireless LAN products. In 1999, we recorded a total of $7,883,000 in charges related to the acquisition of 5 GHz ultra-broadband wireless building-to-building products. In second quarter of 2000, we recorded a charge of $491,000 related to acquisition of products that address home and small office networking requirements, as well as Apple Macintosh computer connectivity. In third quarter of 2000, we recorded a charge of $8,040,000 related to acquisition of HomeRF technology.

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

     -    effective distribution channels; and

     -    company reputation.

     We could be at a disadvantage to competitors, particularly Cisco Systems and Lucent Technologies, that have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines.

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

     Revenue from shipments by us to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 14%, 21% and 17% of total revenue during the first nine months of 2000, and calendar years 1999 and 1998, respectively. We expect that revenue from shipments to international customers will vary as a percentage of total revenue.

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

COMPLIANCE WITH GOVERNMENTAL REGULATIONS IN MULTIPLE JURISDICTIONS WHERE WE SELL OUR PRODUCTS IS DIFFICULT AND COSTLY.

     In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum. Our spread spectrum wireless products are certified for unlicensed operation in the 902 - 928 MHz, 2.4 - 2.4835 GHz, 5.15 - 5.35 GHz and 5.725 - 5.825 GHz
frequency bands. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems secondary status in the frequency. In the event that there is interference between a primary user and a Part 15 user, a higher priority user can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of our products experience excessive interference from primary users, market acceptance of our products could be adversely affected, which could materially and adversely affecting our business and operating results. The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements. We can offer no assurance that the occurrence of regulatory changes, including changes in the allocation of available frequency spectrum, changes in the use of allocated frequency spectrum, or modification to the standards establishing an irrefutable presumption for unlicensed Part 15 users, would not significantly affect our operations by rendering current products obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

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

     Regulatory changes by the FCC or by regulatory agencies outside the United States, including changes in the allocation or use of available frequency spectrum, could significantly affect our operations by restricting our development efforts, rendering current products obsolete or increasing the opportunity for additional competition. In September 1993 and in February 1995, the FCC allocated additional spectrum for personal communications services. In January 1997, the FCC authorized 300 MHz of additional unlicensed frequencies in the 5 GHz frequency range in Part 15 Subpart E which regulates U-NII devices operating in the 5.15 - 5.35 GHz and 5.725 - 5.825 GHz frequency bands. In
June 1999, the FCC issued a NPRM that proposed changing the way allocated frequencies are utilized by Part 15 spread spectrum systems. These approved and proposed changes in the allocation and use of available frequency spectrum could create opportunities for other wireless networking products and services.

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

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits:

     EXHIBIT #        DESCRIPTION OF DOCUMENT
     ---------        -----------------------
       4.1            Proxim, Inc Registration Rights Agreement dated September 27, 2000.

      27.1            Financial Data Schedule


B.   Reports on Form 8-K:

     None.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 13th day of November 2000.


                                        PROXIM, INC.


                                        By: /s/ Keith E. Glover
                                            ------------------------------------
                                            Keith E. Glover,


Dated: November 13, 2000

                                 EXHIBIT INDEX

     EXHIBIT #        DESCRIPTION OF DOCUMENT
     ---------        -----------------------
       4.1            Proxim, Inc Registration Rights Agreement dated September 27, 2000.

      27.1            Financial Data Schedule