Form 10-K405/A
period 1999-12-31
PROXIM INC /DE/
filed 2001-01-26
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                           YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------
                                                         1999         1998         1997          1996         1995
                                                       --------     --------     --------      --------     --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Revenue ........................................     $ 69,067     $ 49,711     $ 42,951      $ 41,220     $ 22,083
  Gross profit ...................................       32,822       23,985       20,592        19,837       11,240
  Research and development .......................        9,316        7,630        6,220         4,949        3,288
  Purchased in-process research and
   development ...................................        7,883           --        2,500            --           --
  Selling, general and administrative ............       13,575       12,555       13,513         9,408        6,694
  Amortization of goodwill .......................          169           --           --            --           --
  Income (loss) from operations ..................        1,879        3,800       (1,641)        5,480        1,258
  Net income .....................................     $    805     $  4,698     $     94      $  6,654     $  2,846
  Basic net income per share .....................     $    .07     $    .46     $    .01      $    .79     $    .40
  Weighted average common shares .................       11,338       10,318       10,048         8,466        7,150
  Diluted net income per share ...................     $    .06     $    .42     $    .01      $    .71     $    .35
  Weighted average common shares and
   equivalents ...................................       12,702       11,218       11,108         9,386        8,172

                                                                               DECEMBER 31,
                                                       -------------------------------------------------------------
                                                         1999         1998         1997          1996         1995
                                                       --------     --------     --------      --------     --------
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and marketable
   securities ....................................     $ 87,386     $ 66,687     $ 62,296      $ 54,232     $  6,247
  Working capital ................................       90,008       80,842       73,071        70,559       16,650
  Total assets ...................................      144,453       94,242       89,059        81,381       24,107
  Stockholders' equity ...........................      130,201       85,470       78,675        75,641       18,450

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

   We recognized a provision for income taxes of $5,155,000, $2,441,000 and $1,243,000 in 1999, 1998 and 1997 respectively. The effective tax rates in 1999, 1998 and 1997 were 86.5%, 34.2%, and 93.0%, respectively. The effective rates in 1999 and 1997 were higher than federal statutory rate of 35% plus state tax rate of 6%, net of federal benefits, primarily due to expenses related to charges for purchased in-process research and development and equity investments that were not deductible for income tax purpose. Such expenses amount to $7,883,000, $1,000,000 and $2,400,000 in 1999, 1998 and 1997, respectively. The effective rate in 1998 was lower than the federal statutory tax rate plus the state tax rate, net of the federal benefits, primarily due to a research and development credit and the change in valuation allowance offset by non tax deductible expense related to the equity investment.

INFLATION

   To date, inflation has not had a significant impact on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

   To date we have funded our operations through sales of equity securities as well as through cash flows from operations. As of December 31, 1999, we had retained earnings of $3,100,000.

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

     As described in Note 13, the accompanying financial statements have been restated to conform with EITF 96-7 regarding accounting for deferred income taxes on purchased in-process research and development.

PricewaterhouseCoopers LLP

San Jose, California
January 25, 2000, except as to Note 13,
which is as of January 22, 2001

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               DECEMBER 31,
                                                                        ------------------------
                                                                          1999           1998
                                                                        ---------      ---------
                                     ASSETS
Current assets:
    Cash and cash equivalents .....................................     $  46,177      $  38,509
    Marketable securities .........................................        21,341         28,178
    Accounts receivable, net ......................................        15,793          9,193
    Inventories ...................................................        14,862         11,825
    Deferred tax assets ...........................................         3,126          1,612
    Other current assets ..........................................           661            297
                                                                        ---------      ---------
        Total current assets ......................................       101,960         89,614

Property and equipment, net .......................................         7,101          3,355
Goodwill and other intangibles ....................................        11,324             --
Marketable securities, long-term ..................................        19,868             --
Equity investment .................................................         3,000             --
Deferred tax assets ...............................................         1,200          1,273
                                                                        ---------      ---------
                                                                        $ 144,453      $  94,242
                                                                        =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ..............................................     $   3,199      $   2,321
    Other current liabilities .....................................         8,753          6,451
                                                                        ---------      ---------
         Total current liabilities ................................        11,952          8,772

Long-term debt ....................................................           542             --
Deferred tax liabilities ..........................................         1,758             --
                                                                        ---------      ---------
        Total liabilities .........................................        14,252          8,772
                                                                        ---------      ---------

Commitments (Note 11)

Stockholders' equity:
    Common Stock, $.001 par value, 25,000 shares authorized; 12,176
      and 10,435 shares issued and outstanding ....................            12             10
    Additional paid-in capital ....................................       127,468         83,165
    Unrealized losses on investments ..............................          (379)            --
    Retained earnings .............................................         3,100          2,295
                                                                        ---------      ---------
        Total stockholders' equity ................................       130,201         85,470
                                                                        ---------      ---------
                                                                        $ 144,453      $  94,242
                                                                        =========      =========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                                INCOME STATEMENT
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                   1999         1998         1997
                                                                 --------     --------     --------
Revenue ....................................................     $ 69,067     $ 49,711     $ 42,951
Cost of revenue, including amortization of intangible
 assets of $88 in 1999  ....................................       36,245       25,726       22,359
                                                                 --------     --------     --------
        Gross profit .......................................       32,822       23,985       20,592
                                                                 --------     --------     --------

Operating expenses:
    Research and development ...............................        9,316        7,630        6,220
    Purchased in-process research and development ..........        7,883           --        2,500
    Selling, general and administrative ....................       13,575       12,555       13,513
    Amortization of goodwill ...............................          169           --           --
                                                                 --------     --------     --------
        Total operating expenses ...........................       30,943       20,185       22,233
                                                                 --------     --------     --------
Income (loss) from operations ..............................        1,879        3,800       (1,641)
Interest income, net .......................................        4,081        3,339        2,978
                                                                 --------     --------     --------
Income before income taxes .................................        5,960        7,139        1,337
Provision for income taxes .................................        5,155        2,441        1,243
                                                                 --------     --------     --------
        Net income .........................................     $    805     $  4,698     $     94
                                                                 ========     ========     ========

Basic net income per share .................................     $    .07     $    .46     $    .01
                                                                 ========     ========     ========
Weighted average common shares .............................       11,338       10,318       10,048
                                                                 ========     ========     ========
Diluted net income per share ...............................     $    .06     $    .42     $    .01
                                                                 ========     ========     ========
Weighted average common shares and equivalents .............       12,702       11,218       11,108
                                                                 ========     ========     ========



   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                             UNREALIZED
                                              COMMON STOCK        ADDITIONAL                   LOSS ON                      COMPRE-
                                         ----------------------     PAID-IN     RETAINED       INVEST-                      HENSIVE
                                          SHARES       AMOUNT       CAPITAL     EARNINGS        MENTS         TOTAL         INCOME
                                         ---------    ---------   -----------   ---------    ----------     ---------     ---------
Balance at December 31, 1996  .......        9,787    $      10   $    78,128   $  (2,497)    $      --     $  75,641     $      --
Exercise of stock options ...........          306           --         1,068          --            --         1,068            --
Issuance of Common Stock
  under Stock Purchase Plan .........          101           --           692          --            --           692            --
Tax benefit of stock options ........           --           --         1,180          --            --         1,180            --
Net income ..........................           --           --            --          94            --            94            --
                                         ---------    ---------   -----------   ---------     ---------     ---------     ---------

Balance at December 31, 1997  .......       10,194           10        81,068      (2,403)           --        78,675            --
Exercise of stock options ...........          190           --         1,272          --            --         1,272            --
Issuance of Common Stock
  under Stock Purchase Plan .........           51           --           572          --            --           572            --
Tax benefit of stock options ........           --           --           253          --            --           253            --
Net income ..........................           --           --            --       4,698            --         4,698            --
                                         ---------    ---------   -----------   ---------     ---------     ---------     ---------

Balance at December 31, 1998  .......       10,435           10        83,165       2,295            --        85,470            --
Exercise of stock options ...........          863            1         8,043          --            --         8,044            --
Issuance of Common Stock
  under Stock Purchase Plan .........           68           --           774          --            --           774            --
Issuance of Common Stock to
  investors for cash, net of
  issuance costs ....................          606            1        18,599          --            --        18,600            --
Issuance of Common Stock to
  acquire WaveSpan Corporation
                                               170           --         9,800          --            --         9,800            --
Issuance of Common Stock to
  extinguish debt ...................           34                      1,920                                   1,920
Tax benefit of stock options ........           --           --         5,167          --            --         5,167            --

Comprehensive income:
 Net income .........................           --           --            --         805                         805           805
 Unrealized loss on investments .....           --           --            --          --          (379)         (379)         (379)
                                                                                                                          ---------
Total comprehensive income ..........           --           --            --          --            --            --     $     426
                                         ---------    ---------   -----------   ---------     ---------     ---------     =========

Balance at December 31, 1999  .......       12,176    $      12   $   127,468   $   3,100     $    (379)    $ 130,201
                                         =========    =========   ===========   =========     =========     =========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                       YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                   1999          1998          1997
                                                                 --------      --------      --------
Cash flows from operating activities:
  Net income ...............................................     $    805      $  4,698      $     94
  Adjustments to reconcile net income to net cash
     provided by operating activities:
  Charges for equity investments............................           --         1,000         2,400
  In-process research and development ......................        7,883            --            --
  Depreciation .............................................        1,949         1,669         1,640
  Amortization .............................................          257            --            --
  Deferred taxes ...........................................         (276)          558        (1,247)
  Tax benefit of stock options .............................        5,167           253         1,180
  Changes in assets and liabilities, net of
   acquisition effect:
    Accounts receivable ....................................       (6,537)       (2,314)        3,392
    Inventories ............................................       (2,425)          484        (1,830)
    Other assets ...........................................         (285)           49          (145)
    Accounts payable .......................................         (110)          967          (479)
    Other liabilities ......................................         (250)       (2,579)        5,123
                                                                 --------      --------      --------
        Net cash provided by operating activities ..........        6,178         4,785        10,128
                                                                 --------      --------      --------


Cash flows used in investing activities:
    Purchase of property and equipment .....................       (5,352)       (1,238)       (1,424)
    Marketable securities ..................................      (13,410)      (28,178)           --
    Equity investments .....................................       (5,000)       (1,000)       (2,400)
    Cash paid for acquisition of Wavespan Corporation ......       (2,166)           --            --
                                                                 --------      --------      --------
        Net cash used in investing activities ..............      (25,928)      (30,416)       (3,824)
                                                                 --------      --------      --------

Cash flows provided by financing activities from issuance
  of Common Stock, net .....................................       27,418         1,844         1,760
                                                                 --------      --------      --------

Net increase (decrease) in cash and cash equivalents .......        7,668       (23,787)        8,064
Cash and cash equivalents, beginning of period .............       38,509        62,296        54,232
                                                                 --------      --------      --------
Cash and cash equivalents, end of period ...................     $ 46,177      $ 38,509      $ 62,296
                                                                 ========      ========      ========

Supplemental disclosures of cash flow information:
  Income taxes .............................................     $  2,536      $    552      $    108
Supplemental disclosures of noncash investing
   activities:
  Issuance of Common Stock to acquire Wavespan
   Corporation .............................................     $  9,800            --            --
  Issuance of Common Stock to extinguish debt ..............     $  1,920            --            --


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

NOTE 3 -- BALANCE SHEET COMPONENTS:

                                                             DECEMBER 31,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
                                                            (IN THOUSANDS)
Marketable securities:
  Corporate bonds and time deposits.............       $ 41,209        $ 28,178
  Less: current portion ........................        (21,341)        (28,178)
                                                       --------        --------
  Long-term portion ............................       $ 19,868        $     --
                                                       ========        ========

Accounts receivable:
   Gross accounts receivable ...................       $ 16,412        $  9,593
   Less: allowance for doubtful accounts .......           (619)           (400)
                                                       --------        --------
                                                       $ 15,793        $  9,193
                                                       ========        ========
Inventories:
   Raw materials ...............................       $  8,047        $  5,149
   Work-in-process .............................          6,542           6,028
   Finished goods ..............................            273             648
                                                       --------        --------
                                                       $ 14,862        $ 11,825
                                                       ========        ========
Property and equipment:
   Computer and test equipment .................       $ 10,777        $  8,080
   Furniture and fixtures ......................          2,259             758
   Leasehold improvements ......................          2,573           1,076
                                                       --------        --------
                                                         15,609           9,914
   Less: accumulated depreciation ..............         (8,508)         (6,559)
                                                       --------        --------
                                                       $  7,101        $  3,355
                                                       ========        ========
Intangible assets:
   Goodwill ....................................       $  7,100         $     --
   Core technology .............................          4,030              --
   Developed technology ........................            300              --
   Acquired workforce ..........................            151              --
                                                       --------        --------
                                                         11,581              --
   Less: accumulated amortization ..............           (257)             --
                                                       --------        --------
                                                       $ 11,324        $     --
                                                       ========        ========

BALANCE SHEET COMPONENTS - CONTINUED                         DECEMBER 31,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
                                                            (IN THOUSANDS)
Other current liabilities:
   Accrued compensation ........................       $  3,636        $  1,873
   Deferred revenue ............................          1,223             772
   Income taxes payable ........................             --           2,074
   Other accrued liabilities ...................          3,894           1,732
                                                       --------        --------
                                                       $  8,753        $  6,451
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

    The allocation of the purchase price is as follows (in thousands):


Current assets ..............................................          $    788
Property, plant and equipment ...............................               343
Core technology .............................................             4,030
Developed technology ........................................               151
Acquired workforce ..........................................               300
Long term deferred tax assets ...............................             1,200
Liabilities assumed .........................................            (5,102)
Long-term deferred tax liabilities ..........................            (1,793)
Acquired in-process research and development ................             5,883
Goodwill ....................................................             7,100
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

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                       1999             1998
                                                    ----------       ----------
                                                       (IN THOUSANDS, EXCEPT
                                                          PER SHARE AMOUNTS)
Revenue ......................................      $   70,955       $   50,278
Net loss .....................................          (3,469)          (6,771)

  Basic net loss per share ...................      $     (.30)      $     (.65)
                                                    ==========       ==========

  Diluted net loss per share .................      $     (.30)      $     (.65)
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

NOTE 6 -- INCOME TAXES:

   The provision for income taxes consists of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               1999         1998          1997
                                             -------      -------       -------
Current:
  Federal .............................      $ 4,576      $ 1,634       $ 2,309
  State ...............................          855          249           181
                                             -------      -------       -------
                                               5,431        1,883         2,490
                                             -------      -------       -------
Deferred:
  Federal .............................         (238)         480        (1,082)
  State ...............................          (38)          78          (165)
                                             -------      -------       -------
                                                (276)         558        (1,247)
                                             -------      -------       -------
                                             $ 5,155      $ 2,441       $ 1,243
                                             =======      =======       =======

   The tax provision reconciles to the amount computed by applying the U.S. federal statutory rate to income before taxes as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        1999         1998         1997
                                                      -------      -------      -------
Tax at federal statutory rate ...............         $ 2,042      $ 2,427      $   455
State taxes, net of federal tax benefit .....             318          211          118
Research and development credits ............            (720)        (239)        (104)
Permanent difference related to equity
 investments expensed for financial
 reporting purpose...........................           3,304          404          912
Other .......................................             211         (362)        (138)
                                                      -------      -------      -------
                                                      $ 5,155      $ 2,441      $ 1,243
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
                                                                 =======      =======


   The changes in net deferred tax assets during the year ended December 31, 1999 included the addition of deferred tax assets of $1,200,000 and deferred tax liabilities of $1,793,000 as part of the acquisition of Wavespan.

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

   Had we recorded compensation based on the estimated grant date fair value, as defined by FAS 123, for awards granted under our stock option plans and stock purchase plan, our net income and net income per share would have been reduced to the pro forma amounts below for the years ended December 31, 1999, 1998 and 1997 (in thousands, except per share amounts):


                                                             1999            1998           1997
                                                           ---------       ---------      ---------
Net income as reported ..............................      $     805       $   4,698      $      94
Pro forma net income (loss) .........................      $  (3,436)      $   1,080      $  (2,474)

Diluted net income per share as reported ............      $    0.06       $    0.42      $    0.01

Pro forma diluted net income (loss) per share .......      $   (0.27)      $    0.10      $   (0.24)

   The pro forma effect on net income and net income per share for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

NOTE 9 - NET INCOME PER SHARE:

   The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations:

                                                                     YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  1999         1998         1997
                                                                -------      -------      -------
                                                               (in thousands, except per share data)
BASIC NET INCOME PER SHARE:
  Net income available to Common Stockholders ............      $   805      $ 4,698      $    94
                                                                =======      =======      =======
  Weighted average common shares .........................       11,338       10,318       10,048
                                                                =======      =======      =======
  Basic net income per share .............................      $   .07      $   .46      $   .01
                                                                =======      =======      =======

DILUTED NET INCOME PER SHARE:
  Net income available to Common Stockholders ............      $   805      $ 4,698      $    94
                                                                =======      =======      =======
  Weighted average common shares .........................       11,338       10,318       10,048
  Dilutive common stock equivalents ......................        1,364          900        1,060
                                                                -------      -------      -------
  Weighted average common shares and equivalents .........       12,702       11,218       11,108
                                                                =======      =======      =======
  Diluted net income per share ...........................      $   .06      $   .42      $   .01
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

                                                  YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                              1999          1998          1997
                                            --------      --------      --------
                                            (in thousands, except per share data)
Revenue ..............................      $ 70,067      $ 52,047      $ 45,091
                                            ========      ========      ========
Net income ...........................           409         5,153           447
                                            ========      ========      ========
Basic net income per share ...........           .04           .49           .04
                                            ========      ========      ========
Diluted net income per share .........      $    .03      $    .45      $    .04
                                            ========      ========      ========

NOTE 13 - 1999 PURCHASE ACCOUNTING ADJUSTMENT:

     In January 2001, the Company learned that the income tax accounting treatment used in a 1999 purchase transaction did not follow the guidance from the Financial Accounting Standards Board Emerging Issues Task Force EITF Abstract Issue No. 96-7, Accounting for Deferred Taxes in In-Process Research and Development Activities Acquired in a Purchase Business Combination. In December 1999, Proxim acquired WaveSpan Corporation in a purchase transaction and recorded a $5,883,000 charge for in-process research and development. At that time, a corresponding 40% deferred tax liability was recorded and the income tax benefit was included in the provision for income taxes on the income statement for 1999. EITF Issue No. 96-7 precludes establishing a deferred tax liability related to acquired in-process research and development. The result was that when the financial statements for the year ended December 31, 1999 were originally issued, there was an understatement of the provision for income taxes of $2,353,000, an overstatement of the amortization of goodwill of $40,000, and an overstatement of net income of $2,313,000 on the income statement for the year ended December 31, 1999, as well as an overstatement of goodwill and retained earnings by $2,313,000 on the December 31, 1999 balance sheet. The effect of the adjustment was to reduce basic and diluted net income per share from $0.28 and $0.25 as originally reported to $0.07 and $0.06, respectively. The accompanying financial statements for the year ended December 31, 1999 have been restated to reflect this adjustment.

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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 26th day of January, 2001.

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:

           SIGNATURE                                   TITLE                                        DATE
           ---------                                   -----                                        ----

   /s/   DAVID C. KING            Chairman of the Board of Directors, President and            January 26, 2001
-------------------------------   Chief Executive Officer (Principal Executive Officer)
         (David C. King)

   /s/   KEITH E. GLOVER          Vice President of Finance and Administration, and            January 26, 2001
-------------------------------   Chief Financial Officer (Principal Financial and
        (Keith E. Glover)         Accounting Officer)

   /s/   RAYMOND CHIN*            Director                                                     January 26, 2001
-------------------------------
       (Raymond Chin)

   /s/   LESLIE G. DENEND*        Director                                                     January 26, 2001
-------------------------------
     (Leslie G. Denend)

  /s/  GREG REYES*                Director                                                     January 26, 2001
-------------------------------
     (Greg Reyes)

  /s/  JEFFREY D. SAPER*          Director and Secretary                                       January 26, 2001
-------------------------------
   (Jeffrey D. Saper)

*  /s/   KEITH E. GLOVER
-------------------------------
        (Keith E. Glover)
        Attorney-In-Fact




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