Form 10-Q/A
period 2000-03-31
PROXIM INC /DE/
filed 2001-01-26
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    MARCH 31,        DECEMBER 31,
                                                                      2000              1999
                                                                    ---------        ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents .................................     $  41,939         $  46,924
    Marketable securities .....................................        21,401            21,341
    Accounts receivable, net ..................................        16,755            15,819
    Inventories ...............................................        18,983            14,862
    Deferred tax assets .......................................         3,390             3,390
    Other current assets ......................................           804               670
                                                                    ---------         ---------
        Total current assets ..................................       103,272           103,006

Property and equipment, net ...................................         7,837             7,157
Goodwill and other intangibles ................................        10,721            11,324
Marketable securities, long-term ..............................        19,792            19,868
Equity investment .............................................         3,000             3,000
Deferred tax assets ...........................................         1,200             1,200
                                                                    ---------         ---------
                                                                    $ 145,822         $ 145,555
                                                                    =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ..........................................     $   2,648         $   3,199
    Other current liabilities .................................         5,301             9,003
                                                                    ---------         ---------
         Total current liabilities ............................         7,949            12,202

Long-term debt ................................................           542               542
Deferred tax liabilities ......................................         1,758             1,758
                                                                    ---------         ---------
        Total liabilities .....................................        10,249            14,502
                                                                    ---------         ---------

Commitments

Stockholders' equity:
    Common Stock, $.001 par value, 25,000 shares authorized;
      12,593 and 12,322 shares issued and outstanding .........            12                12
    Additional paid-in capital ................................       130,053           127,662
    Unrealized losses on investments ..........................          (466)             (379)
    Retained earnings .........................................         5,974             3,758
                                                                    ---------         ---------
        Total stockholders' equity ............................       135,573           131,053
                                                                    ---------         ---------
                                                                    $ 145,822         $ 145,555
                                                                    =========         =========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                                INCOME STATEMENT
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             2000            1999
                                                            -------         -------
Revenue ..............................................      $20,051         $15,119
Cost of revenue, including amortization of
    intangible assets of $261 in 2000 ................       10,926           7,904
                                                            -------         -------
        Gross profit .................................        9,125           7,215
                                                            -------         -------

Operating expenses:
    Research and development .........................        2,816           2,132
    Purchased in-process research and development ....           --           1,100
    Selling, general and administrative ..............        3,798           3,096
    Amortization of goodwill .........................          342              --
                                                            -------         -------
        Total operating expenses .....................        6,956           6,328
                                                            -------         -------
Income from operations ...............................        2,169             887
Interest income, net .................................        1,177             867
                                                            -------         -------
Income before income taxes ...........................        3,346           1,754
Provision for income taxes ...........................        1,130           1,000
                                                            -------         -------
        Net income ...................................      $ 2,216         $   754
                                                            =======         =======

Basic net income per share ...........................      $   .18         $   .07
                                                            =======         =======
Weighted average common shares .......................       12,481          10,739
                                                            =======         =======
Diluted net income per share .........................      $   .15         $   .06
                                                            =======         =======
Weighted average common shares and equivalents .......       14,515          12,187
                                                            =======         =======




   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2000             1999
                                                                   --------         --------
Cash flows from operating activities:
  Net income .................................................     $  2,216         $    754
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  In-process research and development ........................           --            1,100
  Depreciation ...............................................          691              393
  Amortization ...............................................          603               --
  Changes in assets and liabilities:
    Accounts receivable ......................................         (936)             900
    Inventories ..............................................       (4,121)            (857)
    Other assets .............................................         (134)             (12)
    Accounts payable .........................................         (551)            (178)
    Other liabilities ........................................       (3,702)             659
                                                                   --------         --------
        Net cash provided by (used in) operating activities ..       (5,934)           2,759
                                                                   --------         --------

Cash flows used in investing activities:
    Purchase of property and equipment .......................       (1,371)            (560)
    Marketable securities ....................................          (71)         (12,532)
    Equity investments .......................................           --           (1,100)
                                                                   --------         --------
        Net cash used in investing activities ................       (1,442)         (14,192)
                                                                   --------         --------

Cash flows provided by financing activities from issuance
  of Common Stock, net .......................................        2,391            2,128
                                                                   --------         --------

Net decrease in cash and cash equivalents ....................       (4,985)          (9,305)
Cash and cash equivalents, beginning of period ...............       46,924           39,117
                                                                   --------         --------
Cash and cash equivalents, end of period .....................     $ 41,939         $ 29,812
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
                                                     =======         =======

NET INCOME PER SHARE:

    The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         2000           1999
                                                        -------        -------
BASIC NET INCOME PER SHARE:
  Net income available to Common Stockholders ......    $ 2,216        $   754
                                                        =======        =======
  Weighted average common shares ...................     12,481         10,739
                                                        =======        =======
  Basic net income per share .......................    $   .18        $   .07
                                                        =======        =======

DILUTED NET INCOME PER SHARE:
  Net income available to Common Stockholders ......    $ 2,216        $   754
                                                        =======        =======
  Weighted average common shares ...................     12,481         10,739
  Dilutive common stock equivalents ................      2,034          1,448
                                                        -------        -------
  Weighted average common shares and equivalents ...     14,515         12,187
                                                        =======        =======
  Diluted net income per share .....................    $   .15        $   .06
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

    The following table presents the percentages of total revenue represented by certain line items from the Income Statement for the periods indicated.

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                      2000         1999
                                                                     -----         -----
        Revenue ...............................................      100.0%        100.0%
        Cost of revenue, including amortization of
            intangible assets of $261 in 2000 .................       54.5%         52.3%
                                                                     -----         -----
                Gross profit ..................................       45.5%         47.7%
                                                                     -----         -----

        Operating expenses:
            Research and development ..........................       14.1%         14.1%
            Purchased in-process research and development .....         --           7.3%
            Selling, general and administrative ...............       18.9%         20.4%
            Amortization of goodwill ..........................        1.7%           --
                                                                     -----         -----
                Total operating expenses ......................       34.7%         41.8%
                                                                     -----         -----
        Income from operations ................................       10.8%          5.9%
        Interest income, net ..................................        5.9%          5.7%
                                                                     -----         -----
        Income before income taxes ............................       16.7%         11.6%
        Provision for income taxes ............................        5.6%          6.5%
                                                                     -----         -----
                Net income ....................................       11.1%          5.1%
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

INCOME TAXES

    The effective tax rates in the first quarter of 2000 and 1999 were 34% and 57%, respectively. The effective rate in the first quarter of 2000 was lower than the federal statutory tax rate plus the state tax rate, net of the federal benefits, primarily due to loss carryforwards. The effective rate in the first quarter of 1999 was higher than the federal statutory rate of 35% plus the state tax rate of 6%, net of federal benefits, primarily due to expenses related to equity investments that were not deductible for income tax purpose.

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

        27.1   Financial Data Schedule

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

SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 26th day of January 2001.


                                PROXIM, INC.


                                By: /s/ Keith E. Glover
                                    --------------------------------------------
                                    Keith E. Glover,
                                    Vice President of Finance and Administration
                                    and Chief Financial Officer


Dated:  January 26, 2001

                               INDEX TO EXHIBITS

Exhibit
Number              Description
-------             -----------
27.1                Financial Data Schedule