Form 10-Q/A
period 2000-06-30
PROXIM INC /DE/
filed 2001-01-26
CIK 914027

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

                                  BALANCE SHEET

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         JUNE 30,    DECEMBER 31,
                                                                           2000           1999
                                                                         --------    ------------
                                 ASSETS
Current assets:
    Cash and cash equivalents.....................................      $ 30,371      $ 46,924
    Marketable securities.........................................        21,006        21,341
    Accounts receivable, net......................................        23,522        15,819
    Inventories...................................................        25,667        14,862
    Deferred tax assets...........................................         3,390         3,390
    Other current assets..........................................         1,327           670
                                                                        --------      --------
        Total current assets......................................       105,283       103,006

Property and equipment, net.......................................         7,957         7,157
Goodwill and other intangibles....................................        29,669        11,324
Marketable securities, long-term..................................        19,291        19,868
Equity investment.................................................         7,000         3,000
Deferred tax assets...............................................         1,200         1,200
                                                                        --------      --------
                                                                        $170,400      $145,555
                                                                        ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable..............................................      $  7,769    $    3,199
    Other current liabilities.....................................        10,495         9,003
                                                                        --------      --------
         Total current liabilities................................        18,264        12,202

Long-term debt....................................................           542           542
Deferred tax liabilities..........................................         4,827         1,758
                                                                        --------      --------
        Total liabilities.........................................        23,633        14,502
                                                                        --------      --------
Commitments

Stockholders' equity:
    Common Stock, $.001 par value, 100,000 shares authorized;
       12,762 and 12,322 shares issued and outstanding............            13            12
    Additional paid-in capital....................................       140,589       127,662
    Unrealized losses on investments..............................          (314)         (379)
    Retained earnings.............................................         6,479         3,758
                                                                        --------      --------
        Total stockholders' equity................................       146,767       131,053
                                                                        --------      --------
                                                                        $170,400      $145,555
                                                                        ========      ========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                                INCOME STATEMENT

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                                 -------------------          --------------------
                                                                   2000        1999            2000          1999
                                                                   ----        ----            ----          ----
Revenue.....................................................     $24,523      $16,341         $44,574      $31,460
Cost of revenue, including amortization of intangible
    assets of $407 and $668 in the second quarter and first
   six months of 2000, respectively.........................      15,551        8,632          26,477       16,536
                                                                 -------      -------         -------      -------
Gross profit................................................       8,972        7,709          18,097       14,924
                                                                 -------      -------         -------      -------

Operating expenses:
   Research and development................................        2,889        2,291           5,705        4,423
   Purchased in-process research and development...........          491          900             491        2,000
   Selling, general and administrative.....................        4,468        3,140           8,266        6,236
   Amortization of goodwill................................          554           --             896           --
                                                                 -------      -------         -------      -------
      Total operating expenses.............................        8,402        6,331          15,358       12,659
                                                                 -------      -------         -------      -------

Income from operations.....................................          570        1,378           2,739        2,265
Interest and other income, net.............................        1,145          984           2,322        1,851
                                                                 -------      -------         -------      -------
Income before income taxes.................................        1,715        2,362           5,061        4,116
Provision for income taxes.................................        1,210        1,142           2,340        2,142
                                                                 -------      -------         -------      -------

Net income.................................................      $   505        1,220         $ 2,721      $ 1,974
                                                                 =======      =======         =======      =======

Basic net income per share.................................      $  0.04      $  0.11         $  0.22      $  0.18
                                                                 =======      =======         =======      =======

Weighted average common shares............................        12,665       11,260          12,573       11,000
                                                                 =======      =======         =======      =======

Diluted net income per share...............................      $  0.04      $  0.09         $  0.19      $  0.16
                                                                 =======      =======         =======      =======

Weighted average common shares and equivalents.............       14,373       12,843          14,426       12,490
                                                                 =======      =======         =======      =======


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                               2000        1999
                                                                             --------     --------
Cash flows from operating activities:

  Net income...........................................................      $ 2,721      $ 1,974
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
  In-process research and development..................................          491        2,000
  Depreciation.........................................................        1,424          814
  Amortization.........................................................        1,564           --
  Changes in assets and liabilities, net of acquisition effect:
    Accounts receivable................................................       (5,485)         164
    Inventories........................................................      (10,016)        (719)
    Other assets.......................................................         (261)          36
    Accounts payable...................................................          558           10
    Other liabilities..................................................       (2,469)       2,825
                                                                             --------     --------
        Net cash provided by (used in) operating activities............      (11,473)       7,104
                                                                             --------     --------

Cash flows used in investing activities:

    Purchase of property and equipment.................................       (2,078)      (3,758)
    Marketable securities..............................................          977      (17,934)
    Equity investments.................................................       (4,000)      (4,000)
    Cash paid for acquisition of Farallon Communications, Inc..........       (2,907)          --
                                                                             --------     --------
        Net cash used in investing activities..........................       (8,008)     (25,692)
                                                                             --------     --------

Cash flows provided by financing activities from issuance
  of Common Stock, net.................................................        2,928       22,109
                                                                             --------     --------

Net increase (decrease) in cash and cash equivalents...................      (16,553)       3,521
Cash and cash equivalents, beginning of period.........................       46,924       39,117
                                                                             --------     --------
Cash and cash equivalents, end of period...............................     $ 30,371      $42,638
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
                                                          =======         =======

NET INCOME PER SHARE:

     The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations:

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                               2000          1999          2000          1999
                                                              -------       -------       -------       -------
Basic Net Income per Share:

  Net income available to Common Stockholders...........      $   505       $ 1,220       $ 2,721       $ 1,974
                                                              =======       =======       =======       =======
  Weighted average common shares........................       12,665        11,260        12,573        11,000
                                                              =======       =======       =======       =======
  Basic net income per share............................      $   .04       $   .11       $   .22       $   .18
                                                              =======       =======       =======       =======

Diluted Net Income per Share:

  Net income available to Common Stockholders...........      $   505       $ 1,220       $ 2,721       $ 1,974
                                                              =======       =======       =======       =======
  Weighted average common shares........................       12,665        11,260        12,573        11,000
  Dilutive common stock equivalents.....................        1,708         1,583         1,853         1,490
                                                              -------       -------       -------       -------
  Weighted average common shares and equivalents........       14,373        12,843        14,426        12,490
                                                              =======       =======       =======       =======
  Diluted net income per share..........................      $   .04       $   .09       $   .19       $   .16
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
                                                                           --------
                                                                           $14,900
                                                                           ========

     The following table represents unaudited pro forma financial information for the six months ended June 30, 2000 and June 30, 1999 had Proxim, Farallon, Wavespan and Micrilor been combined as of January 1, 1999 and 2000. The pro forma financial information are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Proxim, Farallon, Wavespan and Micrilor been a combined company during the specified periods. The pro forma results include the effects of the amortization of acquired intangible assets and goodwill and adjustments to the income tax provision or benefits. The pro forma combined results exclude the $491,000 and $5,883,0000 charge for acquired in-process technology from Farallon and Wavespan acquisitions.

                                                     SIX MONTHS ENDED                YEAR ENDED
                                                          JUNE 30,                   DECEMBER 31,
                                                  2000               1999                1999
                                                 -------           -------           ------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         Revenue..............................   $54,762           $42,891             $82,008
         Net loss.............................      (562)           (5,232)             (6,395)

           Basic net loss per share...........   $  (.04)          $  (.46)            $  (.54)
                                                 ========          ========            ========

           Diluted net loss per share.........   $  (.04)          $  (.46)            $  (.54)
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

     The following table presents the percentages of total revenue represented by certain line items from the Income Statement for the periods indicated.

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30,                  JUNE 30,
                                                         ------------------         ------------------
                                                         2000          1999         2000          1999
                                                         ----          ----         ----          ----
Revenue..............................................   100.0%        100.0%       100.0%        100.0%
Cost of revenue......................................    63.4%         52.8%        59.4%         52.6%
                                                        ------        ------       ------        ------
Gross profit.........................................    36.6%         47.2%        40.6%         47.4%
                                                        ------        ------       ------        ------

Operating expenses:
   Research and development..........................    11.8%         14.0%        12.8%         14.1%
   Purchased in-process research and development.....     2.0%          5.5%         1.1%          6.3%
   Selling, general and administrative...............    18.2%         19.2%        18.5%         19.8%
   Amortization of goodwill..........................     2.2%           --          2.1%           --
                                                        ------        ------       ------        ------

      Total operating expenses.......................    34.2%         38.7%        34.5%         40.2%
                                                        ------        ------       ------        ------
Income from operations...............................     2.4%          8.5%         6.1%          7.2%
Interest and other income, net.......................     4.7%          6.0%         5.2%          5.9%
                                                        ------        ------       ------        ------
Income before income taxes...........................     7.1%         14.5%        11.3%         13.1%
Provision for income taxes...........................     5.0%          7.0%         5.2%          6.8%
                                                        ------        ------       ------        ------
Net income...........................................     2.1%          7.5%         6.1%          6.3%
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

INCOME TAXES

     The effective tax rates in the second quarter of 2000 and 1999 were 71% and 48%, respectively. The effective tax rates in the first six months of 2000 and 1999 were 46% and 52%, respectively. The effective rate was higher than the federal statutory rate of 35% plus the state statutory tax rate of 6%, net of federal benefits, primarily due to expenses related to the cost of acquisitions and equity investments that were not deductible for income tax purposes.

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