Form 10-Q/A
period 2000-09-30
PROXIM INC /DE/
filed 2001-01-26
CIK 914027

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

         Condensed Notes to Financial Statements........................................ 6


     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................. 7


PART  II -- OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K...........................................23

                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                             2000            1999
                                                                        -------------   -------------
                 ASSETS
Current assets:
    Cash and cash equivalents ......................................      $  30,212       $  46,924
    Marketable securities ..........................................         12,581          21,341
    Accounts receivable, net .......................................         26,876          15,819
    Inventories ....................................................         30,337          14,862
    Deferred tax assets ............................................          3,390           3,390
    Other current assets ...........................................          1,422             670
                                                                          ---------       ---------
        Total current assets .......................................        104,818         103,006

Property and equipment, net ........................................          9,019           7,157
Goodwill and other intangibles .....................................         41,502          11,324
Marketable securities, long-term ...................................         19,482          19,868
Equity investment ..................................................          7,900           3,000
Deferred tax assets ................................................          1,200           1,200
                                                                          ---------       ---------
                                                                          $ 183,921       $ 145,555
                                                                          =========       =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...............................................      $   4,689       $   3,199
    Other current liabilities ......................................          6,699           9,003
                                                                          ---------       ---------
         Total current liabilities .................................         11,388          12,202

Long-term debt .....................................................            542             542
Deferred tax liabilities ...........................................          4,827           1,758
                                                                          ---------       ---------
        Total liabilities ..........................................         16,757          14,502
                                                                          ---------       ---------

Commitments

Stockholders' equity:
    Common Stock, $.001 par value, 100,000 shares authorized; 26,220
       and 24,644 shares issued and outstanding ....................             26              25
    Additional paid-in capital .....................................        163,314         127,649
    Unrealized losses on investments ...............................           (113)           (379)
    Retained earnings ..............................................          3,937           3,758
                                                                          ---------       ---------
        Total stockholders' equity .................................        167,164         131,053
                                                                          ---------       ---------
                                                                          $ 183,921       $ 145,555
                                                                          =========       =========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

                                  PROXIM, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                               -----------------------     ------------------------
                                                                 2000           1999          2000           1999
                                                               --------       --------      --------       --------
Revenue .................................................      $ 29,297       $ 18,229      $ 73,871       $ 49,689
Cost of revenue, including amortization of intangible
   assets of $699 and $1,367 in the three and nine months
   ended September 30, 2000 .............................        16,485          9,658        42,962         26,194
                                                               --------       --------      --------       --------
Gross profit ............................................        12,812          8,571        30,909         23,495
                                                               --------       --------      --------       --------
Operating expenses:
   Research and development .............................         3,070          2,605         8,775          7,028
   Purchased in-process research and development ........         8,040             --         8,531          2,000
   Selling, general and administrative ..................         6,721          3,619        14,987          9,855
    Amortization of goodwill ............................           978             --         1,874             --
                                                               --------       --------      --------       --------
      Total operating expenses ..........................        18,809          6,224        34,167         18,883
                                                               --------       --------      --------       --------
Income (loss) from operations ...........................        (5,997)         2,347        (3,258)         4,612
Interest and other income, net ..........................           892          1,184         3,214          3,035
                                                               --------       --------      --------       --------
Income (loss) before income taxes .......................        (5,105)         3,531           (44)         7,647
Provision (benefit) for income taxes ....................        (2,563)         1,231          (223)         3,373
                                                               --------       --------      --------       --------
Net income (loss) .......................................      $ (2,542)      $  2,300      $    179       $  4,274
                                                               ========       ========      ========       ========
Basic net income (loss) per share .......................      $  (0.10)      $   0.10      $    .01       $   0.19
                                                               ========       ========      ========       ========
Weighted average common shares ..........................        25,657         23,646        28,899         22,548
                                                               ========       ========      ========       ========

Diluted net income (loss) per share .....................      $  (0.10)      $   0.09      $    .01       $   0.17
                                                               ========       ========      ========       ========
Weighted average common shares and equivalents ..........        25,657         26,664        25,316         25,444
                                                               ========       ========      ========       ========


                     The accompanying condensed notes are an
                  integral part of these financial statements.

                                  PROXIM, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                         2000           1999
                                                                       --------       --------
Cash flows from operating activities:
  Net income ....................................................      $    179       $  4,274
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
  Charge for equity investment ..................................         1,100             --
  In-process research and development ...........................         8,531          2,000
  Depreciation ..................................................         2,184          1,354
  Amortization ..................................................         3,241             --
  Changes in assets and liabilities, net of acquisition effect:
    Accounts receivable .........................................        (8,839)        (1,792)
    Inventories .................................................       (14,686)        (1,380)
    Other assets ................................................          (356)           (95)
    Accounts payable ............................................        (2,522)           354
    Other liabilities ...........................................        (6,650)         1,493
                                                                       --------       --------
        Net cash provided by (used in) operating activities .....       (17,818)         6,208
                                                                       --------       --------
Cash flows provided by (used in) investing activities:
    Purchase of property and equipment ..........................        (3,550)        (4,522)
    Marketable securities .......................................         9,412        (17,989)
    Equity investments ..........................................        (6,000)        (4,000)
    Cash paid for acquisition of Farallon Communications, Inc. ..        (3,172)            --
                                                                       --------       --------
        Net cash used in investing activities ...................        (3,310)       (26,511)
                                                                       --------       --------
Cash flows provided by financing activities from issuance
  of Common Stock, net ..........................................         4,416         25,113
                                                                       --------       --------
Net increase (decrease) in cash and cash equivalents ............       (16,712)         4,810
Cash and cash equivalents, beginning of period ..................        46,924         39,117
                                                                       --------       --------
Cash and cash equivalents, end of period ........................      $ 30,212       $ 43,927
                                                                       ========       ========

Supplemental disclosures of non cash investing activities:
    Issuance of common stock to acquire Farallon ................      $ 10,000             --
    Issuance of common stock to acquire Siemens Development
      Group .....................................................      $ 21,250             --



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
                                                 =======            =======


NET INCOME (LOSS) PER SHARE:

          The net income (loss) per share and number of shares used in the computation have been retroactively restated for all periods presented to reflect the two-for-one stock split that was effective on August 21, 2000. The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations:

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                             2000           1999          2000          1999
                                                           ---------------------        ---------------------
     BASIC NET INCOME (LOSS) PER SHARE:
       Net income (loss) available to Common
         Stockholders ...............................      $ (2,542)      $  2,300      $   179       $ 4,274
                                                           ========       ========      =======       =======
       Weighted average common shares ...............        25,657         23,646       25,316        22,548
                                                           ========       ========      =======       =======
       Basic net income (loss) per share ............      $   (.10)      $    .10      $   .01       $   .19
                                                           ========       ========      =======       =======
     DILUTED NET INCOME (LOSS) PER SHARE:
       Net income (loss) available to Common
          Stockholders ..............................      $ (2,542)      $  2,300      $   179       $ 4,274
                                                           ========       ========      =======       =======
       Weighted average common shares ...............        25,657         23,646       25,316        22,548
       Dilutive common stock equivalents ............            --          3,018        3,583         2,896
                                                           --------       --------      -------       -------
       Weighted average common shares and
        equivalents .................................        25,657         26,664       28,899        25,444
                                                           ========       ========      =======       =======
       Diluted net income (loss) per share ..........      $   (.10)      $    .09      $   .01       $   .17
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

     The allocation of the purchase price is as follows (in thousands):

          Current assets ..............................      $    788
          Property, plant and equipment ...............           343
          Core technology .............................         4,030
          Developed technology ........................           151
          Acquired workforce ..........................           300
          Long term deferred tax assets ...............         1,200
          Liabilities assumed .........................        (5,102)
          Long-term deferred tax liabilities ..........        (1,793)
          Acquired in-process research and
            development ...............................         5,883
          Goodwill ....................................         7,100
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

                                                   NINE MONTHS ENDED            YEAR ENDED
                                                     SEPTEMBER 30,             DECEMBER 31,
                                                 2000            1999             1999
                                             -----------      -----------       -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
          Revenue ......................      $   84,059       $   68,011       $   94,372
          Net loss .....................          (1,152)          (6,474)          (7,963)

            Basic net loss per share ...      $     (.05)      $     (.28)      $     (.33)
                                              ==========       ==========       ==========

            Diluted net loss per share..      $     (.05)      $     (.28)      $     (.33)
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

     The following table presents the percentages of total revenue represented by certain line items from the Income Statement for the periods indicated.

                                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                                2000        1999         2000        1999
                                                               -----        -----       -----        -----
     Revenue ..........................................        100.0%       100.0%      100.0%       100.0%
     Cost of revenue ..................................         56.3%        53.0%       58.2%        52.7%
                                                                -----        -----       -----        -----
     Gross profit .....................................         43.7%        47.0%       41.8%        47.3%
                                                                -----        -----       -----        -----

     Operating expenses:
          Research and development ....................         10.5%        14.3%       11.9%        14.2%
          Purchased in-process research and
           development ................................         27.5%           --       11.5%         4.0%
          Selling, general and administrative .........         22.9%        19.8%       20.3%        19.8%
          Amortization of goodwill ....................          3.3%           --        2.5%           --
                                                                -----        -----       -----        -----

           Total operating expenses ...................         64.2%        34.1%       46.2%        38.0%
                                                                -----        -----       -----        -----
     Income (loss) from operations ....................        (20.5%)       12.9%       (4.4%)        9.3%
     Interest and other income, net ...................          3.1%         6.5%        4.4%         6.1%
                                                                -----        -----       -----        -----
     Income (loss) before income taxes ................        (17.4%)       19.4%        0.0%        15.4%
     Provision (benefit) for income taxes .............         (8.7%)        6.8%       (0.3%)        6.8%
                                                                -----        -----       -----        -----
     Net income (loss) ................................         (8.7%)       12.6%        0.3%         8.6%
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

INCOME TAXES

     We recognized a benefit for income taxes of $2,563,000 and $223,000 in the three and nine months ended September 30, 2000. We recognized a provision for income taxes of $1,231,000 and $3,373,000 in three and nine months ended September 30, 1999. The effective tax rate for income tax benefit in the three and nine months ended September 30, 2000 was 50% and 507%. The effective tax rate for income tax provision in the three and nine months ended September 30, 1999 was 35% and 44%. The effective rate was higher than the federal statutory rate of 35% plus the state statutory tax rate of 6%, net of federal benefits, primarily due to expenses related to the cost of acquisitions and equity investments that were not deductible for income tax purposes.


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

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits:

     EXHIBIT #        DESCRIPTION OF DOCUMENT
     ---------        -----------------------
       4.1*           Proxim, Inc Registration Rights Agreement dated September 27, 2000.

      27.1            Financial Data Schedule

* Previously filed.

B.   Reports on Form 8-K:

     None.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 26th day of January 2001.


                                        PROXIM, INC.


                                        By: /s/ Keith E. Glover
                                            ------------------------------------
                                            Keith E. Glover,


Dated: January 26, 2001

                                 EXHIBIT INDEX

     EXHIBIT #        DESCRIPTION OF DOCUMENT
     ---------        -----------------------
       4.1*           Proxim, Inc Registration Rights Agreement dated September 27, 2000.

      27.1            Financial Data Schedule

* Previously filed.