Form 10-K
period 2000-12-31
PROXIM INC /DE/
filed 2001-02-07
CIK 914027

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                               510 DeGuigne Drive
                           Sunnyvale, California 94085
                                 (408) 731-2700
               (Address, including zip code, and telephone number,
        including area code, of Registrant's principal executive offices)

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

   Yes   [X]              No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sale price of the Common Stock on the NASDAQ National Market System on January 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $801,098,000. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 26,926,217 at January 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders in 2001 are incorporated by reference into Part III of this Form 10-K Annual Report.

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

   In 2000, we introduced the second generation of Symphony cordless networking products, Symphony HomeRF(TM) based on the HomeRF(TM) Working Group wireless standard protocol. Similar to the original Symphony family of data networking products, our Symphony HomeRF products also operate in the unlicensed 2.4 GHz frequency band, providing cordless data local area networking, and eventually cordless voice communications. We sell our Symphony HomeRF branded products through a variety of consumer distribution channels, including computer retailers and catalogs, as well as on-line retail sites over the Internet, including our e-commerce Web site. In addition, we have entered into and seek to broaden our base of original equipment manufacturer, or OEM, relationships and co-marketing alliances with PC companies, broadband product companies, and Internet service providers.

   In 2000, we also introduced Harmony(TM), a new wirefree networking infrastructure solution for commercial applications designed to operate with current and future wireless LAN standards, including OpenAir, IEEE 802.11b, Bluetooth, 10 Mbps wideband frequency hopping, and 5 GHz technologies such as 802.11a, in a single, homogeneous architecture. For enterprise customers implementing wirefree solutions, Harmony reduces equipment acquisition costs, installation complexity and long-term operating costs by centralizing network management, communication and security services. Harmony protects current and future wirefree infrastructure investments by supporting leading and forthcoming wireless LAN protocols. The system is managed through a Web-based interface, which provides customizable network maps and traffic statistics, or through standard enterprise SNMP packages. We are selling Harmony products through all of our traditional commercial product distribution channels.

        We were incorporated in California in 1984, and reincorporated in Delaware in 1993. All references to Proxim common stock shares, net income per share and the number of shares used in the computation have been restated for all periods presented to reflect a two-for-one stock split (which was effected in the form of a stock dividend) that was effective August 21, 2000.


SUBSEQUENT EVENT

   On January 23, 2001, we announced that we have entered into a definitive agreement to acquire Netopia, Inc., in a stock-for-stock merger. Under the terms of the merger agreement, each share of Netopia common stock will be converted into 0.3 shares of Proxim common stock, resulting in an aggregate purchase price of approximately $223 million, based on the closing price of our stock on January 23, 2001. The acquisition will be accounted for as a purchase transaction and is expected to be completed during late in the first calendar quarter or early in the second calendar quarter of 2001. The closing is subject to regulatory approval, Proxim and Netopia stockholder approval and customary closing conditions. Netopia designs, develops, markets and sells broadband Internet equipment solutions.


RECENT ACQUISITIONS

   In December 1999, we acquired privately held WaveSpan Corporation, a California corporation, for 340,000 shares of our common stock and $2.2 million of cash, and the acquisition was accounted for as a purchase transaction. WaveSpan developed of 5 GHz ultra-broadband building-to-building wireless products and technologies, including a 5 GHz wireless bridge delivering networking speeds of up to 100 megabits per second ("Mbps") each way with two T-1 voice channels. We believe that this acquisition enhances our wireless LAN market position by adding complementary building-to-building wireless products to our product offerings.

   In January 2000, we acquired Micrilor, Inc., a privately held company in Wakefield, Massachusetts, for 292,000 shares of common stock to acquire Micrilor, which was accounted for as a pooling of interests. Micrilor developed patented direct sequence spread spectrum wireless technology. We believe this acquisition further extends our technology base in developing products for the worldwide wireless LAN and building-to-building networking industries. Further, we believe that Micrilor's expertise in direct sequence spread spectrum RF technology complements our mix of wireless LAN offerings utilizing frequency hopping spread spectrum technology.

   In June 2000, we acquired Farallon Communications, Inc., a privately held company in San Leandro, California, for 243,308 shares of Proxim's common stock and $4 million in cash, and the acquisition was accounted for as a purchase transaction. Farallon developed plug-and-play networking solutions for Macintoshes and PCs. We believe this acquisition broadens our offerings for the home networking, small business and education markets by adding Macintosh-compatible wireless connectivity solutions and other complimentary broadband networking products. These enhanced capabilities strengthen Proxim's position with major cable operators and other leading service providers seeking to deliver complete broadband networking solutions.

   In October 2000, we expanded our existing partnership with Siemens to include technology cross-licensing, joint worldwide sales and marketing, and a Siemens equity position in Proxim. Siemens received 500,000 shares of Proxim common stock valued at approximately $21.3 million. We acquired a license from Siemens to develop integrated DECT-based voice technology related to our HomeRF products. To facilitate the intellectual capital and technology exchange, we hired a team of Siemens engineers based in Austin, Texas, to develop integrated HomeRF voice and data technology. Under the cross-licensing and technology exchange agreement, Siemens provides us with know how related to digital cordless voice technology. In return, we have licensed to Siemens manufacturing rights for certain first and second generation Proxim HomeRF products. Siemens is also providing engineering resources in Germany that concentrate on the development of HomeRF-based voice handsets.

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

   During the past several years, advances in wireless data communications technology have enabled the development of a new generation of wireless LAN systems designed to operate in the unlicensed 2.4 GHz frequency band. This new generation of 2.4 GHz products operates at significantly higher data rates and utilizes standard network interfaces and protocols to seamlessly extend existing enterprise data networks and Internet connections in small office and home environments. The recent development of these high performance, open systems products has enabled the emergence of a number of new high bandwidth applications in established industrial data collection markets and has fostered the creation of many applications in new vertical markets such as healthcare, hospitality, education and financial services. In healthcare, for example, wireless LANs now allow medical professionals to access clinical data and input patient charting information at the point-of-care anywhere in a hospital environment. These same wireless networks can also be used to facilitate admissions, billing, material management and other administrative applications. Data-intensive applications in markets such as healthcare require robust and scalable wireless networks capable of supporting an increasing number of applications and users over time. In addition, wireless LAN systems are beginning to gain market acceptance in commercial enterprise markets.

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

   In 1997, an alliance of industry leading PC and PC peripherals companies was formed to address the requirements of the emerging market for home and small office networking. Named the HomeRF Working Group, the alliance developed a standard protocol for cordless voice communications and data networking. The core promoters of the HomeRF Working Group are Compaq, Intel, Motorola, National Semiconductor, Proxim and Siemens. Introduced in April 2000, the first version of HomeRF products are based on 2.4 GHz frequency hopping spread spectrum technology with an initial data rate of 1.6 Mbps. The HomeRF protocol includes an Ethernet-like protocol for data networking and four voice channels based on the industry proven Digital Enhanced Cordless Telephone, or DECT, standard. Proxim developed the initial data networking technology, and Siemens developed the initial voice communications technology. The second version of the HomeRF products are planned to be introduced during 2001 and are expected to support data rates up to 10 Mbps.

   Wireless LAN technology that can offer both data and voice functionality may also become important to the broadband services business. The broadband services business is bringing high-speed Internet access to homes, small business and enterprises. The leading technologies for broadband services today include hybrid fiber-coaxial cable, asymmetric digital subscriber line (ADSL) over telephone lines, and wireless metropolitan multipoint distribution systems
(MMDS). Broadband service providers, including cable TV operators, regional telephone operating companies, and long distance telephone companies, are seeking to offer complete packages of services, including broadband Internet connectivity, local and long distance telephony, and, in certain cases, multimedia audio and video applications. The challenge is to offer systems that cost-effectively provide these services, including installation and future expansion, with minimal labor costs, particularly in home and small office environments. We believe that wireless LANs are uniquely suited to provide in-premise distribution of voice and data services today, with the potential to provide video distribution in the future. We believe that HomeRF-based wireless LANs will enable broadband service providers to seamlessly extend their connection to multiple data and voice devices in and around homes and small offices, and reduce the cost of installation and changes.

   Another new application for wireless LAN technology is connectivity for business travelers on the road. Wireless LAN technology is being deployed in public places such as airport terminals and hotels, where business travelers with notebook PCs can connect to the Internet. Wireless LAN technology has the potential to provide products that can operate at home, in the office and on the road.

   Concurrent with the emergence of new applications and new markets, we believe that three primary factors are contributing to an expansion in the worldwide market potential for wireless LANs. First, from a regulatory perspective, the
2.4 GHz frequency band has been allocated for unlicensed wireless networks in most developed countries around the world. Second, the wide availability of this unlicensed spectrum has encouraged wireless LAN suppliers to design standard products and solutions that can be marketed and sold globally. Third, the cost of 2.4 GHz products continues to decline through both advanced design integration, volume manufacturing efficiencies and economies of scale.

   We believe that the convergence of worldwide spectrum availability, emerging standards and lower cost wireless and computing products, as well as higher performance products, will lead to more widespread deployment of wireless LANs. We further believe that this will lead to increased use of wireless LAN products in traditional industrial data collection applications, developing point-of-service network applications, traditional enterprise networking applications such as email, and access to intranets and the Internet, as well as the emerging home and small office PC networking market.

THE PROXIM SOLUTION

   In 1994, we pioneered first generation 2.4 GHz frequency hopping wireless LAN technology by being first to market with our RangeLAN2 product family. Since then we have captured a substantial number of key design wins with major 2.4 GHz OEM customers. We attribute this success to the architectural advantages of our RangeLAN2 product line and key aspects of our overall technology approach. These advantages include:

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

   In 1998, we introduced the Symphony product family of cordless networking products designed to address the requirements of the emerging home and small office data networking markets. The unique advantages of our Symphony cordless networking solution include:

   - Robust Cordless Networking Architecture. Based on RangeLAN2's commercially proven frequency hopping system architecture and wireless LAN protocols, Symphony products create a robust RF network environment operating at a
      1.6 Mbps data rate.

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

   In December 1999, after completion of our acquisition of WaveSpan, we began offering our new Stratum family of high-speed wireless building-to-building communications products. Stratum is a family of 5 GHz ultra-broadband wireless bridges delivering speeds of up to 100 Mbps in both directions, that can transport data, voice and video information between buildings up to 7 miles apart, extending corporate intranets and increasing wireless Internet backhaul capacity. With what believe to be the highest throughput of any FCC-approved, license-free wireless link shipping today, Stratum is being deployed in enterprise networks and by ISPs, primarily in North America.

   In 2000, we introduced our second generation Symphony product family, Symphony HomeRF, based on the HomeRF Working Group protocol. Symphony HomeRF cordless networking products are designed to address the requirements of the emerging home and small office networking markets, providing both data networking and voice communications on a shared frequency basis. The result will be a cost-effective and robust system offering features and functionality that other technologies cannot offer. We expect the Symphony HomeRF cordless networking solution to include all of the unique advantages of the original Symphony system, plus the added improvement of low-cost DECT-based telephony. The initial versions of our Symphony HomeRF products began shipping in April 2000.

   In June 2000, after the completion of our acquisition of Farallon, we began offering plug-and-play networking solutions for Macintoshes and PCs. We believe these solutions broaden our offerings for the home networking, small business and education markets by adding Macintosh-compatible wireless connectivity solutions and other complimentary broadband networking products.

   In August 2000, the United States Federal Communications Commission, or FCC, approved an amendment to Part 15 of the FCC regulations that enables development of wideband frequency-hopping systems operating in the unlicensed 2.4 GHz band. We believe this ruling will facilitate the creation of a new generation of high-speed HomeRF products that combine the benefits of 10+ Mbps broadband data with toll-quality multi-line voice as well as streaming audio and video capabilities. By utilizing fast frequency-hopping technology, we expect that these products will not only be lower-cost and more power efficient, but offer superior interference protection, physical layer security and network scalability compared to existing high-speed data-only wireless systems. We are developing and intend to introduce both Symphony HomeRF(TM) home networking products and Harmony(TM) enterprise wireless LAN systems based on the amended FCC regulations. We expect future HomeRF wideband frequency-hopping products with multi-line voice and streaming media support will be compatible with our existing home networking solutions. Likewise, we expect that current home networking products offered by other leading HomeRF Working Group companies including Compaq, Intel, Motorola and Siemens will be compatible with the upcoming 10+ Mbps generation of HomeRF technology.

   In October 2000, we introduced Harmony(TM), a new wirefree networking infrastructure solution for the enterprise market. We believe Harmony is the first wirefree networking solution to embrace all current and forthcoming wireless LAN standards, including OpenAir, IEEE 802.11b, Bluetooth, and future wideband frequency hopping and 5 GHz technologies, in a single, homogeneous architecture. For enterprise customers implementing wirefree solutions, Harmony reduces equipment acquisition costs, installation complexity and long-term operating costs by centralizing network management, communication and security services. Harmony protects current and future wirefree infrastructure investments by supporting the leading and forthcoming wireless LAN protocols. Existing RangeLAN2, OpenAir-compatible and IEEE 802.11b products are all fully compatible with Harmony. Customers will be able to make seamless transitions to new LAN standards by adding low-cost access points without changing the management interface or disturbing existing wireless network users. Harmony further reduces network costs through its SmartArchitecture(TM), a wirefree management system that provides one-click, system-wide security updates and remote office infrastructure management through a single interface. The system can be managed through a Web-based interface, which provides customizable network maps and traffic statistics, or through standard enterprise SNMP packages. Harmony's SmartArchitecture also greatly reduces the time and expense of installation by avoiding many of the hidden costs of a wirefree infrastructure. Harmony Access Points may be connected to any portion of the Ethernet network, eliminating the need for special wireless subnets common in other installations. Harmony clients also roam seamlessly anywhere there is wireless coverage, without the need for extra client software. In addition, Harmony SmartAttach(TM) software auto-discovers and configures new access points upon connection to the Ethernet network, simplifying installation. Where electrical wiring is not available, the optional Harmony Power Server delivers power to access points over Ethernet, eliminating the need for additional wiring.

   In November 2000, we introduced Stratum MP, which we believe is the world's highest speed 2.4 GHz unlicensed multipoint bridging product. Its point-to-multipoint queuing protocol and channel access fairness algorithm enables the operator to establish traffic priority for each node within a multipoint cell. TRANSEC security is implemented at the radio transmission layer in the direct sequence code to block unauthorized parties from using the network or intercepting data. Proxim patents, which we believe are fundamental to high data rate spread spectrum signaling, are used within the Stratum MP. Designed for connecting service provider towers, office buildings, schools and residential complexes quickly and economically, Stratum MP offers a new level of wirefree networking performance. Stratum MP enables deployment of low-cost infrastructure that provides customers with wirefree, broadband access within a wide geographic area. We believe that Stratum MP provides higher throughput and lower packet delay than other leading 2.4 GHz building-to-building solutions.

PRODUCTS

   Since 1989, we have focused on supplying spread spectrum RF transceiver modules and wireless LAN adapters to OEM customers for integration into mobile computing platforms, handheld data terminals and portable peripheral devices. We design our products to be small, lightweight, cost-effective and power efficient in order to meet the needs of our OEM customers and the vertical markets they serve. In addition, Symphony and Symphony HomeRF products are designed to meet the ease of use requirements of the emerging home PC networking market. We offer wireless networking products based on 2.4 GHz frequency hopping spread spectrum technology, 2.4 GHz direct sequence spread spectrum technology and 900 MHz direct sequence technology. We also offer high performance building-to-building wireless products that operate in the unlicensed 2.4 GHz and 5 GHz frequency bands.

   2.4 GHz Products. Introduced in 1994, RangeLAN2 was the industry's first FCC-certified 2.4 GHz frequency hopping wireless LAN product family. The RangeLAN2 family consists of two product lines: OEM design-in modules and packaged "off the shelf" products. The design-in modules are integrated by OEM customers into handheld computing and data collection devices. Packaged products are used with standard notebook and desktop computers to extend existing enterprise networks and to create ad hoc wireless networks. All RangeLAN2 products are designed to share the same software and are functionally interoperable. In 1998, we introduced the Symphony product family, delivering high-speed peer-to-peer cordless networking to the home and small office environment. In 2000, we announced plans to develop a second generation of Symphony cordless networking products based on the SWAP specification from the HomeRF Working Group. In 2000, we introduced the RangeLAN-DS product family, which is based on 2.4 GHz direct sequence spread spectrum technology operating at up to 11 Mbps, and includes many of the innovative software and network management features provided by RangeLAN2 products. In 2000, we also introduced the Harmony wireless LAN product family, and Stratum MP building-to-building wireless bridge.

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

   The Symphony product family provides high-speed peer-to-peer cordless networking for the home and small office markets operating at a 1.6 Mbps data rate. Symphony products currently include a cordless ISA and PCI adapter for desktop PCs, a cordless PC Card adapter for notebook and sub-notebook computers, a standalone Cordless Modem that provides plug-and-play V.90 56 Kbps modem sharing and a Cordless Ethernet Bridge for connectivity to broadband Internet devices such as cable modems, xDSL gateways and ISDN routers. Symphony HomeRF products include the wireless LAN industries first USB adapter for desktop computers, a cordless PC Card for notebook computers, a Cordless Ethernet Bridge for connectivity to broadband Internet devices such as cable modems, xDSL gateways and ISDN routers, and a miniature OEM design-in module for radio integration into products such as broadband Internet gateways. Symphony and Symphony HomeRF products also include the "Composer Installation Wizard" software setup tool, the "Conductor" modem sharing software to use an existing PC modem, and the "Maestro" network management software tool.

   RangeLAN-DS products include a one-piece PC Card for client computer systems as well as network access points for transparent bridging to existing Ethernet LANs. The RangeLAN-DS product family also includes OEM design-in modules for integration in a wide variety of mobile computing platforms. Operating at up to 11 Mbps, RangeLAN-DS products comply with the recently adopted Institute of Electrical and Electronics Engineers, or IEEE, 802.11b direct sequence wireless LAN standard.

   Harmony is the first wirefree networking solution to embrace leading current and forthcoming wireless LAN standards, including OpenAir, IEEE 802.11b, Bluetooth, and announced wideband frequency hopping and 5 GHz technologies, in a single, homogeneous architecture. Harmony products include an Access Point Controller which centralizes communication, management and security services, Access Points which deliver low-cost radio coverage and may be placed anywhere within the network, a Power System which delivers power to up to six access points over Ethernet at distances of up to 300 feet, and the related wireless LAN client adapters.

   Farallon products include cross-platform connectivity solutions for both Mac and PC environments. These products include a suite of wireless, HomeLAN, 100/1000 Ethernet and 10 Mbps Ethernet networking solutions.

   The Stratum MP product is a direct sequence spread spectrum wirefree bridge which operates under license-free 2.4 GHz ISM band rules. With a 10 Base-T Ethernet interface, Stratum MP includes a MAC layer learning bridge and delivers 10 Mbps half-duplex throughput in point-to-point or point-to-multipoint cellular architectures.

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

   5 GHz Products. We offer two types of products based on our 5 GHz ultra-broadband wireless technology: The Stratum 100 and the Stratum 20, which operate at 100 Mbps and 20 Mbps respectively, offer full duplex communications for 100 Base-T Ethernet and two T-1 connections. The Stratum operates in the recently allocated 5.15 -- 5.35 GHz and 5.725 -- 5.825 GHz unlicensed National Information Infrastructure, or U-NII, frequency bands. Operation in the 5 GHz spectrum allows the Stratum link to be resistant to interference from rain, snow and fog, making it technically superior to millimeter wave, infrared or laser optic solutions. Stratum performance is comparable to the best fiber links with better than 10(-12) bit error rate. With industry-standard 100 Base-T and MII interfaces, Stratum connects easily to a router or switch. Similarly, ANSI standard DS-1 ports connect to digital PBX, video codec and other equipment with T1 interfaces, which enable a seamless fit into existing data and voice networks. Management and monitoring can be enabled via built-in SNMP MIBs. User interface choices include native HTML for standard web browsers, and VT-100 displays and Telnet are supported.

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

   We market our branded RangeLAN2 products to value-added resellers and systems integrators in emerging wireless markets that include healthcare, hospitality, education and financial services, where access to real-time information is critical. In healthcare, Integrated Software Vendors, or ISVs, such as HBO & Company, SMS, Cerner, IDX, Puritan/Bennett, MediServe, Healthpoint, Medic, Emtek and PACE are sales partners that drive the information technology decision making process. In addition, RangeLAN2 software drivers are integrated into Microsoft's Windows CE, Handheld PC Professional Edition software utilized by leading handheld PC vendors including Casio Computer, Compaq Computer, Hewlett-Packard, Hitachi, LG Electronics, NEC, Philips, Sharp and Vadem.

   We market our Symphony products to national and regional PC and electronics retailers, computer catalogs, and on-line retail sites over the Internet, including our e-commerce Web site. In addition, we are establishing OEM relationships for our Symphony and Symphony HomeRF family of home networking products. Symphony and Symphony HomeRF products serve emerging wireless markets that include home and small office networking, traveling professional and University campus networks, where mobility and price are critical. For our Symphony and Symphony HomeRF technology and products, we have established relationships with Intel and Motorola, each of which made a $10 million equity investment in Proxim during 1999, as well as with Compaq Computer, Kansai Electric and Siemens.

   In 2000, sales to Intermec represented 12% of our total revenue. In 1999, sales to Intermec represented 30% of our total revenue. In 1998, sales to Intermec and LXE represented 41% and 11%, respectively, of our total revenue.

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

SALES AND MARKETING

   We sell our commercial products directly to OEM customers and indirectly to value-added resellers, systems integrators and end users through regional, national and international distributors. We offer OEM customers both design-in products for integration into their wireless computing platforms, and branded products as private label models. We have developed channels for marketing and selling our Symphony product line, including sales through national and regional PC and electronics retailers, computer catalogs, and on-line retail sites over the Internet, including our e-commerce Web site. Additionally, we have developed channels for marketing and selling our Symphony and Symphony HomeRF product line to OEM and private label partners. Our 5 GHz ultra-broadband products are sold to value-added resellers, systems integrators and end users primarily through regional distributors.

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

   Sales of wireless LAN products generally involve significant commitments of capital and other resources by our customers and us, with the attendant delays associated with procedures to approve such commitments. In this regard, during 2000, 1999, and 1998, we made investments of $10,500,000, $3,000,000, and
$1,000,000, respectively, in startup technology companies. Due to the nature of these entities and their operations, there can be no assurance that these investments will be realizable or will result in marketable and/or successful products. In 2000 and 1998 we charged $2,500,000 and $1,000,000 to selling, general and administration expense, respectively, due to the uncertainty in recovering these investments.

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

   Our branded RangeLAN2, RangeLAN-DS and Harmony products are sold to value-added resellers, systems integrators and end users in the U.S. through regional distributors, and through Tech Data Corporation, Ingram Micro, Inc. and Anixter Corporation, three nationwide distribution and sales organizations.

   We have established distribution channels and OEM partnerships for our Symphony HomeRF family of cordless home and small office networking products. Symphony HomeRF products are currently sold through national and regional computer and electronics retailers, leading computer catalogs, and numerous on-line retail sites over the Internet, including our e-commerce Web site. Our 5 GHz ultra-broadband products are sold to value-added resellers, systems integrators and end users primarily through regional distributors.

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

   We are expanding the international distribution channels for our products. We are authorized to ship our RangeLAN2 and Symphony products into more than 50 countries. In addition to our relationships with numerous OEM customers who market the RangeLAN2 and Symphony technology internationally, we have more than 30 authorized international distributors in over 50 sales territories. We are actively working to receive the same authorizations for our HomeRF and Harmony products lines that were introduced in 2000. Revenue from shipments by us to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 18%, 21%, and 17% of total revenue during 2000, 1999, and 1998, respectively. We expect that revenue from shipments to international customers will vary as a percentage of total revenue. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties. For a discussion of the risks we face from our international business, see "Risk Factors - We Depend Upon International Sales and Our Ability to Sustain and Increase International Sales Is Subject to Many Risks, Which Could Adversely Affect Our Operating Results."

   As of December 31, 2000, our selling, general and administrative department consisted of 158 full-time employees. Selling, general and administrative expenses were $22,430,000, $13,575,000, and $12,555,000 during 2000, 1999, and
1998, respectively.

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

   We currently conduct our manufacturing operations for RangeLAN2, Harmony, Stratum and 900 MHz products at our corporate headquarters in Sunnyvale, California. In addition, we rely on contract and subcontract manufacturers for turnkey manufacturing and circuit board assemblies which subjects us to additional risks, including a potential inability to obtain an adequate supply of finished assemblies and assembled circuit boards and reduced control over the price, timely delivery and quality of such finished assemblies and assembled circuit boards. If our Sunnyvale facility were to become incapable of operating, even temporarily, or were unable to operate at or near our current or full capacity for an extended period, our business and operating results could be materially adversely affected.

   We currently outsource manufacturing for our HomeRF products with Flextronics International, Inc., a top tier turnkey contract manufacturer. We expect Flextronics to provide domestic manufacturing for new product introductions and off-shore manufacturing for lower-cost high-volume manufacturing of HomeRF products. In addition, we expect Flextronics to work directly with our HomeRF manufacturing license partners to manage product supply, factory capacity, product quality and manufacturability, and cost reductions. Changes in our manufacturing operations to incorporate new products and processes, or to manufacture at lower cost locations outside the United States, could cause disruptions, which, in turn, could adversely affect customer relationships, cause a loss of market opportunities and negatively affect our business and operating results.

   We have in the past experienced higher than expected demand for our products. This resulted in delays in the delivery of certain products due to temporary shortages of certain components, particularly components with long lead times, and insufficient manufacturing capacity. Due to the complex nature of our products and manufacturing processes, including products manufactured by our licensing partners, the worldwide demand for some wireless technology components and other factors, we can offer no assurance that delays in the delivery of products will not occur in the future.

   Certain parts and components used in our products, including our proprietary application specific integrated circuits, or ASICs, and assembled circuit boards, are only available from single sources, and certain other parts and components are only available from a limited number of sources. Our reliance on these sole source or limited source suppliers involves risks and uncertainties, including the following:

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

RESEARCH AND DEVELOPMENT

   The wireless communications industry is characterized by rapid technological change, short product life cycles and evolving industry standards. To remain competitive, we must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness. If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology or acquire products from other businesses, or we may acquire other businesses as alternatives to internal research and development. Our research and development efforts are focused on implementing enhancements to existing products, investigating new technologies and developing new products. Since 1994, our research and development efforts have been concentrated on enhancing features and performance and reducing the cost of our 2.4 GHz frequency hopping products including RangeLAN2, Symphony and Symphony HomeRF products. These efforts include developing and integrating our technology into ASICs, development of wireless protocols and network software drivers, development of software to simplify the setup and management of our products, development of software and hardware tools to facilitate the integration of our products into customer products, performance enhancements and cost reductions to wireless adapter and access point products and efforts related to both domestic and international product certification. In 1998, 1999 and 2000 we substantially increased our research and development efforts in developing Symphony and Symphony HomeRF products, IEEE, 802.11 standard based products and 5 GHz high-speed wireless LAN technology. In 1999, we acquired 5 GHz ultra-broadband wireless technology and products through the acquisition of WaveSpan. In 2000, we acquired a license from Siemens to develop integrated DECT-based voice technology related to our HomeRF products. We also hired a team of Siemens engineers based in Austin, Texas, to develop integrated HomeRF voice and data technology.

   Our success is also dependent on our ability to develop new products for existing and emerging wireless communications markets, to introduce such products in a timely manner and to have them designed into new products developed by OEM customers. The development of new wireless networking products is highly complex, and, from time to time, we have experienced delays in developing and introducing new products. Due to the intensely competitive nature of our business, any delay in the commercial availability of new products could materially and adversely affect our business, reputation and operating results. In addition, if we are unable to develop or obtain access to advanced wireless networking technologies as they become available, or are unable to design, develop and introduce competitive new products on a timely basis, or are unable to hire or retain qualified engineers to develop new technologies and products, our future operating results would be materially and adversely affected. We have expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standard and the HomeRF specification. We can offer no assurance, however, that our IEEE 802.11 compliant products and our Symphony HomeRF products will have a meaningful commercial impact. In this regard, in the second quarter of 2000, we recorded a charge of $1,859,000 to cost of sales related to first generation IEEE 802.11 inventories.

   In 1999, the IEEE approved a new 2.4 GHz wireless LAN standard, designated as 802.11b. Based on direct sequence spread spectrum technology, this new standard increased the nominal data rate from 2 Mbps to 11 Mbps. In October 2000, we began to offer 802.11b products sourced from a third party developer and manufacturer, and there can be no assurance that our products will be competitive in the market. In addition, we are developing higher-speed frequency hopping technology based on the FCC Part 15 rule change adopted in August 2000, that will allow for wider band hopping channels and increase the data rate from
1.6 Mbps to up to 10 Mbps. There can be no assurance that we will be able to complete our development of 10 Mbps frequency hopping products in a timely manner, or that any such new products will compete effectively with IEEE 802.11b standard compliant products.

   In 1999, a group of computer and telecommunications industry leaders, led by Ericsson, began developing a short range RF method to connect mobile devices without cables called Bluetooth. Based on low power 2.4 GHz frequency hopping spread spectrum technology, numerous organizations are planning to deploy Bluetooth technology in a wide variety of mobile devices such as cellular telephones, notebook computers and handheld computers. We have not developed products that comply with Bluetooth. While Bluetooth technology is available to develop or acquire in the market, there can be no assurance that we will develop or acquire such technology, or that if we do develop or acquire such technology, that our products will be competitive in the market.

   In 2000, the IEEE approved a new 5 GHz wireless LAN standard designated as 802.11a. This new standard is based on Orthogonal Frequency Division Multiplexing, or OFDM, technology with multiple data rates ranging from below 10 Mbps to approximately 50 Mbps. In 1999, the European Telecommunications Standards Institute Project BRAN (Broadband Radio Access Networks) committee approved a new 5 GHz wireless LAN standard designated as HiperLAN2, also based on OFDM technology. While these two new 5 GHz standards apply to future generations of technology, no companies are currently shipping wireless LAN products based on these technologies. We are currently working with a third party developer of 802.11a components developing products based on either of these two new standards, but there can be no assurance that we will develop or acquire technology compliant with these standards.

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

   In addition, we are a core member of the HomeRF Working Group, an industry consortium that is establishing an open industry standard, called the HomeRF specification, for wireless digital communications between PCs and consumer electronic devices, including a common interface specification that supports wireless data and voice services in and around the home. We can offer no assurance that the HomeRF specification, or the Symphony HomeRF products that we have developed to comply with the specification will have a meaningful commercial impact. Further, given the emerging nature of the wireless LAN market, we can offer no assurance that the RangeLAN2 and Symphony products and technology, or our other products or technology, will not be rendered obsolete by alternative or competing technologies.

   As of December 31, 2000, our research and development department consisted of 93 full-time employees. Research and development expenses were $12,082,000, $9,316,000, and $7,630,000, during 2000, 1999, and 1998, respectively.

COMPETITION

   The wireless local area network and building-to-building markets are extremely competitive, and we expect that competition will intensify in the future. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors in the wireless LAN market include the following: data throughput; effective RF coverage area; interference immunity; network scalability; price; integration with voice technology; wireless networking protocol sophistication; ability to support industry standards; roaming capability; power consumption; product miniaturization; product reliability; ease of use; product costs; product manufacturability, product features and applications; product time to market; product certifications; brand recognition; OEM partnerships; marketing alliances; manufacturing capabilities and experience; effective distribution channels; and company reputation.

   We could be at a disadvantage to competitors, particularly Cisco Systems and Lucent Technologies, that have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines.

   We have several competitors in our commercial wireless LAN business, including Breezecom, Cisco Systems (which recently acquired Aironet Wireless Communications), Intersil, Lucent Technologies, Nokia, Symbol Technologies, Western Multiplex and 3COM, among others. We also face competition from a variety of companies that offer different technologies in the nascent home networking market, including several companies developing competing wireless networking products. Additionally, numerous companies have announced their intention to develop competing products in both the commercial wireless LAN and home networking markets. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, we could face future competition from companies that offer products which replace network adapters or offer alternative communications solutions, or from large computer companies, PC peripheral companies, as well as other large networking equipment companies. Furthermore, we could face competition from certain of our OEM customers which have, or could acquire, wireless engineering and product development capabilities. We can offer no assurance that we will be able to compete successfully against these competitors or that those competitive pressures we face will not adversely affect our business or operating results.

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

GOVERNMENT REGULATION

   In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum. Our spread spectrum wireless products are certified for unlicensed operation in 902 -- 928 MHz, 2.4 -- 2.4835 GHz, 5.15 -- 5.35 GHz and 5.725 -- 5.825 GHz frequency bands. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum but accord Part 15 systems secondary status in the frequency. In the event that there is interference between a primary user and a Part 15 user, a higher priority user can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of our products experience excessive interference from primary users, market acceptance of our products could be adversely affected, which could materially and adversely affect our business and operating results. The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements. We can offer no assurance that the occurrence of regulatory changes, including changes in the allocation of available frequency spectrum, changes in the use of allocated frequency spectrum, or modification to the standards establishing an irrefutable presumption for unlicensed Part 15 users, would not significantly affect our operations by rendering current products obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

   Our products are also subject to regulatory requirements in international markets and, therefore, we must monitor the development of spread spectrum and other radio frequency regulations in certain countries that represent potential markets for our products. While we can offer no assurance that we will be able to comply with regulations in any particular country, we design our RangeLAN2, RangeLAN-DS, Harmony, Symphony and Symphony HomeRF products to minimize the design modifications required to meet various 2.4 GHz international spread spectrum regulations. In addition, we will seek to obtain international certifications for the Symphony and Symphony HomeRF product line in countries where there is a substantial market for home PCs and Internet connectivity. Changes in, or the failure by us to comply with, applicable domestic and international regulations could materially adversely affect our business and operating results. In addition, with respect to those countries that do not follow FCC regulations, we may need to modify our products to meet local rules and regulations.

   Regulatory changes by the FCC or by regulatory agencies outside the United States, including changes in the allocation of available frequency spectrum, could significantly affect our operations by restricting our development efforts, rendering current products obsolete or increasing the opportunity for additional competition. In September 1993 and in February 1995, the FCC allocated additional spectrum for personal communications services. In January 1997, the FCC authorized 300 MHz of additional unlicensed frequencies in the 5 GHz frequency range in Part 15 Subpart E which regulates U-NII devices operating in the 5.15 -- 5.35 GHz and 5.725 -- 5.825 GHz frequency bands. In August 2000, the FCC issued an amendment to Part 15 that changed the way allocated frequencies are utilized by frequency hopping spread spectrum systems. These approved changes in the allocation and use of available frequency spectrum could create opportunities for other wireless networking products and services.

   There can be no assurance that new regulations will not be promulgated that could materially and adversely affect our business and operating results.

PROTECTION OF PROPRIETARY RIGHTS

   We rely on a combination of patents, trademarks, non-disclosure agreements, invention assignment agreements and other security measures in order to establish and protect our proprietary rights. We have been issued ten U.S. patents, which are important to our current business, and we have five patent applications pending in the United States which relate to our core technologies and product designs. We can offer no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect our technology. In addition, we can offer no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will adequately protect us. Since United States patent applications are maintained in secrecy until patents issue, and since publication of inventions in the technical or patent literature tends to lag behind such inventions by several months, we cannot be certain that we first created the inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for such inventions or that we are not infringing on the patents of others. In addition, we have filed, or reserved our rights to file, a number of patent applications internationally. We can offer no assurance that any international patent application will issue or that the laws of foreign jurisdictions will protect our proprietary rights to the same extent as the laws of the United States.

   Although we intend to protect our proprietary rights vigorously, there can be no assurance that the measures we have taken or may take to protect our proprietary rights will be successful. We expect that litigation may be necessary to enforce our patents, trademarks or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, to establish the validity of any technology licenses offered to patent infringers, to prevent the importation of infringing products into the United States, or to defend against claims of infringement. Litigation could result in substantial costs and diversion of resources and could materially and adversely affect our business and operating results. Moreover, we can offer no assurance that in the future these rights will be upheld. Furthermore, there can be no assurance that any of our issued patents will provide a competitive advantage or will not be challenged by third parties or that the patents of others will not adversely impact our ability to do business. As the number of products in the wireless LAN market increases, and related features and functions overlap, we may become increasingly subject to infringement claims. These claims also might require us to enter into royalty or license agreements. Any such claims, with or without merit, could cause costly litigation and could require significant management time. There can be no assurance that, if required, we could obtain such royalty or license agreements on terms acceptable to us. There can be no assurance that the measures we have taken or may take in the future will prevent misappropriation of our technology or that others will not independently develop similar products, design around our proprietary or patented technology or duplicate our products.

EMPLOYEES

   As of December 31, 2000, we had employed 347 full-time employees and 40 temporary employees. Of these individuals, 102 are in engineering and product development, 148 are in marketing, sales and customer support, 121 are in manufacturing and quality assurance, and 16 are in finance and administration. We believe that our future success will depend in large measure on our ability to retain certain key technical and management personnel and to attract and retain additional highly skilled employees. Competition for qualified personnel in the wireless data communications and networking industries is intense, particularly in the Silicon Valley region of Northern California, and there can be no assurance that we will be successful in retaining key employees or that we will be able to attract, assimilate or retain the additional skilled personnel that will be required to support our anticipated growth. None of our employees are represented by a labor union. We believe that our relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information concerning our executive officers as of December 31, 2000:


    NAME                                       AGE                       POSITION
    ----                                       ---                       --------
    David C. King..........................    41   Chairman of the Board of Directors, President and
                                                    Chief Executive Officer
    Kurt F. Bauer..........................    41   Vice President of Sales and Marketing
    Keith E. Glover........................    44   Vice President of Finance and Administration, and
                                                    Chief Financial Officer
    Juan Grau..............................    43   Vice President of Engineering




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

   KURT F. BAUER joined Proxim as Vice President of Marketing in December 1999 and was promoted in July 2000 to Vice President and General Manager responsible for worldwide sales, marketing, customer support and the Farallon operations. From March 1997 to December 1999, Mr. Bauer worked for Ascend Communications, acquired by Lucent Technologies in 1998, where he held several management positions, most recently as Vice President of Marketing. Before joining Ascend, Mr. Bauer held marketing and engineering management positions for other telecommunications and data communications companies, including Adaptive (Network Equipment Technologies), ACC (Advanced Computer Communications), Vitalink and Tymnet (British Telecom).

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

ITEM 2.  PROPERTIES

FACILITIES

   Our corporate headquarters, primary research and development, and manufacturing operations are located in approximately 139,000 square feet in Sunnyvale, California under leases that expire August 31, 2009. In addition, we maintain 40,000 square feet of office space in Mountain View, California under a lease and sublease that expires March 31, 2006, 8,000 square feet of office space in Wakefield, Massachusetts under a lease that expires May 30, 2004, 16,000 square feet in Austin, Texas under a lease that expires March 31, 2005, 46,600 square feet of office space and a distribution center in San Leandro, California under leases that expire December 31, 2004 and December 31, 2002, and 11,000 square feet of warehouse space in Santa Clara, California under a lease that expires September 30, 2005. Management considers the above facilities suitable and adequate to meet our current requirements. We also lease sales offices in Atlanta, Georgia; Nashua, New Hampshire; Paris, France; and Tokyo, Japan.

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


                                                              HIGH        LOW
                                                              ----        ---
                 1999:
                   First quarter ......................      $17.44      $10.38
                   Second quarter .....................      $29.10      $14.07
                   Third quarter ......................      $30.69      $19.13
                   Fourth quarter .....................      $59.00      $17.32

                 2000:
                   First quarter ......................      $88.00      $40.25
                   Second quarter .....................      $64.00      $28.50
                   Third quarter ......................      $68.75      $34.00
                   Fourth quarter .....................      $68.50      $34.13

HOLDERS OF RECORD.

   As of January 31, 2001, there were 117 stockholders of record of our Common Stock.

DIVIDENDS.

   We have not declared or paid cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES.

   In January 2000, in connection with our acquisition of Micrilor, we issued 292,000 shares of our common stock valued at approximately $12.7 million. In June 2000, in connection with our acquisition of Farallon, we issued 243,308 shares of our common stock valued at approximately $10 million. In September 2000, in connection with our acquisition of the Siemens development group, we issued 500,000 shares of our common stock valued at approximately $21.3 million. These transactions were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                               YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------------------------
                                                          2000            1999           1998           1997            1996
                                                        ---------       ---------      ---------      ---------       ---------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
 INCOME STATEMENT DATA:
      Revenue ....................................      $ 107,498       $  70,067      $  52,047      $  45,091       $  43,405
      Gross profit ...............................         46,135          32,872         25,136         21,605          20,959
      Research and development ...................         12,082          10,057          8,082          6,683           5,375
      Purchased in-process research and
          development ............................          8,531           7,883             --          2,500              --
      Selling, general and administrative ........         22,430          13,575         12,555         13,513           9,408
      Amortization of goodwill ...................          3,457             169             --             --              --
      Income (loss) from operations ..............           (365)          1,188          4,499         (1,091)          6,176
      Net income .................................      $   2,149       $     409      $   5,153      $     447       $   7,078
      Basic net income per share .................      $     .08       $     .02      $     .25      $     .02       $     .41
      Weighted average common shares .............         25,868          22,968         20,928         20,388          17,224
      Diluted net income per share ...............      $     .07       $     .02      $     .23      $     .02       $     .37
      Weighted average common shares and
           equivalents ...........................         29,933          25,696         22,728         22,508          19,064


                                                                                        DECEMBER 31,
                                                          -----------------------------------------------------------------------
                                                            2000            1999           1998           1997            1996
                                                          ---------       ---------      ---------      ---------       ---------
                                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
     Cash , cash equivalents and marketable
         securities .................................     $  69,716       $  68,265      $  67,727      $  63,068       $  54,974
     Working capital ................................       121,354          90,804         81,950         73,901          71,181
     Total assets ...................................       198,170         145,555         95,626         90,163          82,217
     Long-term debt .................................           542             542             --             --              --
     Stockholders' equity ...........................     $ 181,463       $ 131,053      $  86,699      $  79,637       $  76,351

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion and analysis below contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the United States Securities and Exchange Commission and in our reports to stockholders. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below under "Risk Factors" and elsewhere in this report. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf. Readers should carefully review the risk factors described in other documents we file from time to time with the United States Securities and Exchange Commission.

   The following discussion should be read in conjunction with our Financial Statements and Notes thereto.

OVERVIEW

   Since 1989, we have focused on supplying spread spectrum RF transceiver modules and wireless LAN adapters to OEM customers for integration into mobile computing platforms, pen-based portables and handheld data collection terminals. In 1990, we introduced our first commercial product for OEM customers, a 900 MHz direct sequence spread spectrum RF transceiver. We introduced ProxLink, our first branded wireless data communications product for the commercial end user market in 1991, and RangeLAN, a family of 900 MHz direct sequence wireless LAN adapters in 1992. In 1994, we began commercial shipment of RangeLAN2, the industry's first FCC certified family of 2.4 GHz frequency hopping spread spectrum wireless LAN products. In 1996, we introduced an integrated single piece PC Card adapter and a compact access point product. In 1997, we introduced our RangeLAN2 micro design-in module, Token Ring Access Point and Extension Point. In 1998, we introduced our RangeLAN802 frequency hopping product family based on the IEEE 802.11 standard, RangeLAN2 Ethernet and Serial external adapters and the Symphony product family, a low-cost cordless networking solution for home and small office environments. In December 1999, we introduced a 5 GHz ultra-broadband 100 Mbps product family as a result of our acquisition of WaveSpan. In April 2000, we introduced our Symphony HomeRF product family of cordless networking products designed to address the requirements of the emerging home and small office networking markets, providing both data networking and voice communications on a shared frequency, based on the HomeRF protocol. In June 2000, we introduced plug-and-play networking solutions for Macintoshes and PCs as a result of our acquisition of Farallon. In October 2000, we introduced Harmony, a wirefree networking solution designed to operate with current and future wireless LAN standards, including OpenAir, IEEE 802.11b, Bluetooth, and future wideband frequency hopping and 5 GHz technologies, in a single, homogeneous architecture. In October 2000, we also introduced our RangeLAN-DS family of IEEE 802.11b compliant wireless LAN products. In November 2000, we introduced Stratum MP, a 2.4 GHz unlicensed direct sequence spread spectrum wirefree bridge that provides 10 Mbps half-duplex throughput in point-to-point or point-to-multipoint cellular architectures.

   Since the introduction of the RangeLAN2 product family in 1994, our 2.4 GHz product sales have increased to $73,109,000, more than 68% of total revenue in 2000. We anticipate that our 2.4 GHz product families will continue to represent a substantial majority of our total revenue as a result of the worldwide availability of unlicensed 2.4 GHz spectrum as well as the higher throughput and capacity achievable with 2.4 GHz wireless networks. To date, we have realized lower gross margins from sales of our 2.4 GHz products compared to our 900 MHz products due primarily to the higher component costs, higher manufacturing costs associated with early production of various 2.4 GHz products and declining average selling prices on 2.4 GHz products. While we expect manufacturing costs to decline over time as a result of greater efficiencies associated with higher volume production, there can be no assurance that we will be able to achieve higher gross margins with respect to 2.4 GHz product sales. Gross margins will be affected by a variety of factors, including manufacturing efficiencies, the degree to which our manufacturing is outsourced, the location of manufacturing, potential manufacturing licenses of our products, product mix, competitive pricing pressures, the degree of customization of individual products required by OEM customers and component and assembly costs.

   We have obtained regulatory certifications and authorizations for our 2.4 GHz RangeLAN2 products in over 50 countries. These certifications and authorizations have significantly increased the available markets for these products. Revenue from sales directly to international customers were 18%, 21%, and 17% in 2000, 1999, and 1998 , respectively. See "Business - Sales and Marketing."

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

   Our RangeLAN2, RangeLAN-DS and Harmony branded products are marketed and sold to value-added resellers, systems integrators and end users primarily through regional and national distributors. Our Symphony, Symphony HomeRF and Farallon branded products are marketed and sold through PC/Macintosh and electronics retailers, computer catalogs, and on-line retail sites over the Internet, including our e-commerce Web site. In addition, our Symphony and Symphony HomeRF products are marketed to OEM and private label partners. Our Stratum 5 GHz ultra-broadband products and Stratum MP wireless bridge products are sold to value-added resellers, systems integrators and end users primarily through regional and national distributors. We grant certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors, which have rights of return and price protection, is recognized upon shipment by the distributor. Many of our packaged products are also sold to OEM customers.

RESULTS OF OPERATIONS

THREE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

   Revenue increased by 53% from $70.1 million in 1999 to $107.5 million in 2000, and by 35% from $52.0 million in 1998 to $70.1 million in 1999. Revenue increased in 2000 compared to 1999 primarily due to increased unit shipments of
2.4 GHz wireless LAN product lines, including RangeLAN2, Symphony and Symphony HomeRF products, in North America, Europe and Japan, Stratum building-to-building products, and to a lesser extent Harmony, RangeLAN-DS and Macintosh connectivity products. The increases were partially offset by declining average selling prices for 2.4 GHz wireless LAN products, decreased revenue from 900 MHz products and completion of non-recurring engineering contracts recognized by Micrilor, Inc. in 1999. Revenue increased in 1999 compared to 1998 primarily due to increased unit shipments to distributors and OEM customers that sell RangeLAN2-based 2.4 GHz product lines in North America, Europe and Japan and, to a lesser extent, shipments of Symphony and 5 GHz Stratum products. The increases were partially offset by lower revenue from 900 MHz products.

   Gross profit as a percentage of revenue was 42.9%, 46.9% and 48.3% during 2000, 1999, and 1998, respectively. Included in cost of revenue in 2000 was a charge of $2,124,000 for amortization of intangible assets related to acquisitions and a charge of $1,859,000 related to first generation IEEE 802.11 inventories. Excluding the amortization and the charge, gross profit as a percentage of revenue was 46.6% in 2000. Excluding the amortization and the charge, gross profit as a percentage of revenue decreased slightly in 2000 compared to 1999 due primarily to declining average selling prices for RangeLAN2 and Symphony products, an increase in revenue from lower margin Symphony HomeRF and 5 GHz Stratum products and a decrease in revenue from higher gross margin 900 MHz products. Gross profit as a percentage of revenue decreased in 1999 compared to 1998 due to declining average selling prices on RangeLAN2 and Symphony products, an increase in revenue from lower margin Symphony and 5 GHz Stratum products and a decrease in revenue from higher gross margin 900 MHz products. We expect gross profit as a percentage of revenue to fluctuate in future periods depending primarily on the mix of revenue between existing 2.4 GHz, 5 GHz and 900 MHz products, and potential manufacturing and technology license arrangements.

   Research and development expenses consist primarily of personnel costs and, to a lesser extent, consulting fees, prototype material, and other costs of application specific integrated circuits, or ASICs, and software development. Research and development expenses are related primarily to the development and enhancement of radio transceivers, ASICs, wireless protocols and network software drivers. Research and development expenses increased by 20% from $10.1 million in 1999 to $12.1 million in 2000, and by 24% from $8.1 million in 1998 to $10.1 million in 1999. Research and development expenses increased in 2000 compared to 1999 primarily due to the increased number of engineering employees, including employees added as a result of the WaveSpan merger and the Siemens development group acquisition, continued investment in integrating our technology into ASICs development of wireless protocols and network software drivers, costs related to product performance enhancements, cost reductions in the RangeLAN2 architecture, costs related to both domestic and international product certifications, development of Symphony and Symphony HomeRF products, development of building-to-building products, development of Harmony and RangeLAN-DS products and development of 5 GHz high-speed wireless LAN technology. Research and development expenses increased in 1999 compared to 1998 primarily due to an increased number of engineering employees, continued investment in integrating our technology into ASICs, development of wireless protocols and network software drivers, costs related to product performance enhancements, cost reductions in 2.4 GHz products, costs related to both domestic and international product certifications, development of products based on the IEEE 802.11 standard, and development of 5 GHz high-speed wireless LAN technology. Research and development expenses as a percentage of revenue were 11%, 14% and 16% in 2000, 1999 and 1998, respectively. Research and development expenses as a percentage of revenue declined in 2000 compared to 1999, and in 1999 compared to 1998 primarily due to the increases in revenue, partially offset by increases in personnel and engineering development program costs. We expect research and development expenses to increase in absolute terms and fluctuate as a percentage of revenue as we continue to invest in technology to address potential market opportunities. If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. To date, all of our research and development costs have been expensed as incurred.

   Purchased in-process research and development consist primarily of acquired technology that has not reached technological feasibility and a minority investment in a technology company. The amount expensed to purchased in-process research and development in 2000 relates to in-process technology acquired from the Farallon and Siemens development group purchase transactions. In the second quarter of 2000, based upon an independent third party valuation analysis, we charged $491,000 to purchased in-process research and development related to technology acquired in the Farallon purchase transaction which was calculated by estimating the fair value of the technology currently under development using the income approach, which discounts expected future cash flows to present value. In the third quarter of 2000, based on an independent third party valuation analysis, we charged $8,040,000 to purchased in-process research and development related to HomeRF technology acquired from the Siemens development group transaction which was calculated by estimating the fair value of the technology currently under development using the income approach. The amount charged to purchased in-process research and development in 1999 included a $2,000,000 charge for developing 5 GHz ultra-broadband wireless technology. In the fourth quarter of 1999, based upon an independent third party valuation analysis, we also charged $5,883,000 to purchased in-process research and development related to technology acquired in the WaveSpan purchase transaction which was calculated by estimating the fair value of the technology under development using the income approach.

   We do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include any anticipated synergies or cost savings associated with each transaction. We expect that products incorporating the acquired technology will be completed and begin to generate cash flows between six to nine months after integration. However, development of these technologies remain a significant risk due to the effort required to achieve technological feasibility, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on the value of assets acquired.

   Selling, general and administrative expenses consist primarily of personnel costs, sales commissions and other incentives, costs related to domestic and international product certifications, customer support, trade show and advertising expenses, charges related to investments in startup companies, issuance costs related to the acquisition of Micrilor, communications and information systems, and to a lesser extent, professional fees and facilities costs. Selling, general and administration expenses increased by 65% from $13.6 million in 1999 to $22.4 million in 2000, and increased by 8% from $12.6 million in 1998 to $13.6 million in 1999. Selling, general and administrative expenses increased in 2000 compared to 1999 primarily due to the hiring of additional marketing and sales personnel to support our growth, particularly our expansion into international and consumer markets, employees added as a result of the WaveSpan and Farallon acquisitions, increased trade show and promotional expenses, $217,000 of issuance costs related to the acquisition of Micrilor, and a $2,500,000 charge related to an investment in a startup Internet service provider and a company developing Internet appliances. Selling, general and administrative expenses increased in 1999 compared to 1998 primarily due to additional marketing and sales personnel to support our growth, particularly our expansion into international and consumer markets, as well as increased trade show and promotional expenses, partially offset by $1,000,000 charge related to an investment in a startup wireless services company in 1998. Selling, general and administrative expenses as a percentage of revenue were 21%, 19% and 24% in 2000, 1999 and 1998, respectively. Selling, general and administrative expenses as a percentage of revenue increased in 2000 compared to 1999 due to an increase in personnel costs, employees added as a result of acquisitions, issuance costs and charges related to investments, partially offset by increases in revenue. Selling, general and administrative expenses as a percentage of revenue declined in 1999 compared to 1998 due to the increases in revenue, partially offset by increases in personnel costs, and by the charge related to an investment in 1998.

   Interest income, net of interest expense, increased from $4.1 million in 1999 to $4.2 million in 2000 primarily due to higher yields on cash balances. Interest income, net, increased from $3.4 million in 1998 to $4.1 million in 1999 primarily due to higher yields on cash balances.

   We recognized a provision for income taxes of $1,672,000, $4,892,000 and $2,745,000 in 2000, 1999 and 1998, respectively. The effective tax rates in 2000, 1999 and 1998 were 43.8%, 92.3%, and 34.8%, respectively. The effective rates in 2000 and 1999 were higher than federal statutory rate of 35% plus state tax rate of 6%, net of federal benefits, primarily due to expenses related to the charges for purchased in-process research and development and equity investments that were not deductible for income tax purpose. Such expenses amount to $11,031,000, $7,883,000 and $1,000,000 in 2000, 1999 and 1998,
respectively. The effective income tax rate in 1998 was lower than the federal statutory tax rate plus the state tax rate, net of the federal benefits, primarily due to a research and development credit and a change in the valuation allowance offset by the non tax deductible expense related to the equity investment.

INFLATION

   To date, inflation has not had a significant impact on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

   To date we have funded our operations through sales of equity securities as well as through cash flows from operations. As of December 31, 2000, we had retained earnings of $5,907,000.

   In 2000, cash used in operations was $9,035,000. In 1999 and 1998, cash provided by operations was $5,880,000 and $5,265,000, respectively. In 2000, cash was used primarily to fund increases in inventories and accounts receivable and a decrease in other current liabilities, partially offset by net income after the effect of non cash charges. In 1999, cash was provided primarily by net income after the effect of non cash charges, partially offset by cash used to fund increases in inventory and accounts receivable and a decrease in other current liabilities. In 1998, cash was provided primarily by net income after the effect of non cash charges, a decrease in inventories and by an increase in accounts payable. This was partially offset by cash used to fund increases in accounts receivable and by a decrease in other liabilities. We believe that to the extent we experience growth in our operations, if any, then additional cash will be required to fund increases in inventories and accounts receivable.

   In 2000, 1999 and 1998, we purchased $4,237,000, $5,365,000 and $1,244,000, respectively, of property and equipment. Expenditures related primarily to the acquisition of manufacturing and engineering test equipment, leasehold improvements, client/server application software, and furniture for our new corporate headquarters and manufacturing facility. We expect to purchase approximately $8,000,000 of property and equipment during 2001, consisting primarily of manufacturing and engineering test equipment and tooling, and engineering systems software and equipment.

   In 2000, 1999 and 1998, we made equity investments totaling $10,500,000, $5,000,000 and $1,000,000, respectively. In 2000, we made investments in a wireless service provider, a company developing wireless Internet appliances, a broadband gateway company and a company developing wireless services in China, of which $2,500,000 was recorded to selling, general and administrative expense due to the uncertainty in recovering the investments. The remaining $8,000,000 was recorded as an equity investment. In 1999, we made investments in a wireless services company and a startup company developing 5 GHz ultra-broadband wireless products of which $2,000,000 was recorded as purchased in-process research and development. The remaining $3,000,000 was recorded as an equity investment. The investment made in 1998 was for a wireless services company and was recorded as selling, general and administrative expense.

   In June 2000, the company acquired Farallon Communications, Inc. for 243,308 shares of our common stock and $4 million of cash. The total purchase price was $14.9 million, including acquisition costs of $900,000, and the acquisition was accounted for as a purchase. In September 2000, the company entered into a cross-licensing and technology exchange and purchase agreement with Siemens in which we acquired certain technology under development, intellectual property rights, engineering resources and other assets in exchange for certain manufacturing and technology rights and 500,000 shares of our common stock. The total purchase price was $21.8 million, including acquisition costs of $525,000, and the acquisition was accounted for as a purchase. In December 1999, we acquired WaveSpan Corporation in a merger transaction, for 340,000 shares of our common stock and $2.2 million of cash. The value of the purchase price was $12.9 million, including acquisition costs of $900,000, and the acquisition was accounted for as a purchase.

   In 2000, 1999 and 1998, we generated $8,670,000, $27,418,000 and $1,844,000 from issuance of common stock. In 2000 we generated cash from the exercise of employee stock options and issuance of common stock under our employee stock purchase plan. In 1999 we generated cash from the exercise of employee stock options, issuance of common stock under our employee stock purchase plan and issuance of common stock to investors. In 1998 we generated cash from the exercise of employee stock options and issuance of common stock under our employee stock purchase plan.

   As of December 31, 2000 our principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $70.2 million. We believe that our existing working capital and cash generated from operations, if any, will be sufficient to finance any cash acquisition, which we may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, we will consider additional financing. There can be no assurance that such financing will be available on terms acceptable, if at all.

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

   Our operating results have fluctuated in the past and are likely to continue to fluctuate in the future on an annual and quarterly basis, due to numerous factors, many of which are outside of our control. Some of the factors that may cause these fluctuations include:

   - changing market demand for, and declines in the average selling prices of, our products;
   - the timing of and delays or cancellations of significant orders from major customers;
   -  the loss of one or more of our major customers;
   -  the cost, availability and quality of components from our suppliers;
   - the cost, availability, and quality of assemblies from contract and subcontract manufacturers;
   - the lengthy sales and design-in cycles for original equipment manufacturer, or OEM, products;
   -  delays in the introduction of our new products;
   -  competitive product announcements and introductions;
   -  market adoption of new technologies;
   - market adoption of radio frequency, or RF, standards-based products (such as those compliant with the HomeRF, IEEE 802.11b, or Bluetooth specifications);
   -  the mix of products sold;

   - the effectiveness of our distribution channels and our success in maintaining our current distribution channels and developing new distribution channels;
   - the sell-through rate of our Symphony and Symphony HomeRF products through consumer retail channels;
   -  management of retail channel inventories;
   - excess and obsolete inventories related to evolving product technologies and industry standards;
   -  the failure to anticipate changing customer product requirements;
   -  seasonality in demand;
   -  manufacturing capacity and efficiency;
   - changes in the regulatory environment, product health and safety concerns; and
   -  general economic conditions.

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

WE DEPEND SIGNIFICANTLY ON A LIMITED NUMBER OF OEM CUSTOMERS.

   A substantial portion of our revenue has been derived from a limited number of customers, most of which are OEM customers. Sales to one customer represented approximately 12% of our revenue during 2000. Sales to one customer represented approximately 30% of our revenue during 1999. Sales to two customers represented approximately 41% and 11% of our revenue during 1998. We expect that sales to a limited number of OEM customers will continue to account for a substantial portion of our revenue for the foreseeable future. We also have experienced quarter to quarter variability in sales to each of our major OEM customers and expect this pattern to continue in the future.

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

   We currently conduct our manufacturing operations for RangeLAN2, Harmony, Stratum and 900 MHz products at our corporate headquarters in Sunnyvale, California. In addition, we rely on contract and subcontract manufacturers for turnkey manufacturing and circuit board assemblies which subjects us to additional risks, including a potential inability to obtain an adequate supply of finished assemblies and assembled circuit boards and reduced control over the price, timely delivery and quality of such finished assemblies and assembled circuit boards. If our Sunnyvale facility were to become incapable of operating, even temporarily, or were unable to operate at or near our current or full capacity for an extended period, our business and operating results could be materially adversely affected.

   We currently outsource manufacturing for our HomeRF products with Flextronics International, Inc., a top tier turnkey contract manufacturer. We expect Flextronics to provide domestic manufacturing for new product introductions and off-shore manufacturing for lower-cost high-volume manufacturing of HomeRF products. In addition, we expect Flextronics to work directly with our HomeRF manufacturing license partners to manage product supply, factory capacity, product quality and manufacturability, and cost reductions. Changes in our manufacturing operations to incorporate new products and processes, or to manufacture at lower cost locations outside the United States, could cause disruptions, which, in turn, could adversely affect customer relationships, cause a loss of market opportunities and negatively affect our business and operating results.

   We have in the past experienced higher than expected demand for our products. This resulted in delays in the delivery of certain products due to temporary shortages of certain components, particularly components with long lead times, and insufficient manufacturing capacity. Due to the complex nature of our products and manufacturing processes, including products manufactured by our licensing partners, the worldwide demand for some wireless technology components and other factors, we can offer no assurance that delays in the delivery of products will not occur in the future.

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

   Our success is also dependent on our ability to develop new products for existing and emerging wireless communications markets, to introduce such products in a timely manner and to have them designed into new products developed by OEM customers. The development of new wireless networking products is highly complex, and, from time to time, we have experienced delays in developing and introducing new products. Due to the intensely competitive nature of our business, any delay in the commercial availability of new products could materially and adversely affect our business, reputation and operating results. In addition, if we are unable to develop or obtain access to advanced wireless networking technologies as they become available, or are unable to design, develop and introduce competitive new products on a timely basis, or are unable to hire or retain qualified engineers to develop new technologies and products, our future operating results would be materially and adversely affected. We have expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standard and the HomeRF specification. We can offer no assurance, however, that our IEEE 802.11 compliant products and our Symphony HomeRF products will have a meaningful commercial impact. In this regard, in the second quarter of 2000, we recorded a charge of $1,859,000 to cost of sales related to first generation IEEE 802.11 inventories.

   In 1999, the IEEE approved a new 2.4 GHz wireless LAN standard, designated as 802.11b. Based on direct sequence spread spectrum technology, this new standard increased the nominal data rate from 2 Mbps to 11 Mbps. In October 2000, we began to offer 802.11b products sourced from a third party developer and manufacturer, and there can be no assurance that our products will be competitive in the market. In addition, we are developing higher-speed frequency hopping technology based on the FCC Part 15 rule change adopted in August 2000, that will allow for wider band hopping channels and increase the data rate from
1.6 Mbps to up to 10 Mbps. There can be no assurance that we will be able to complete our development of 10 Mbps frequency hopping products in a timely manner, or that any such new products will compete effectively with IEEE 802.11b standard compliant products.

   In 1999, a group of computer and telecommunications industry leaders, led by Ericsson, began developing a short range RF method to connect mobile devices without cables called Bluetooth. Based on low power 2.4 GHz frequency hopping spread spectrum technology, numerous organizations are planning to deploy Bluetooth technology in a wide variety of mobile devices such as cellular telephones, notebook computers and handheld computers. We have not developed products that comply with Bluetooth. While Bluetooth technology is available to develop or acquire in the market, there can be no assurance that we will develop or acquire such technology, or that if we do develop or acquire such technology, that our products will be competitive in the market.

   In 2000, the IEEE approved a new 5 GHz wireless LAN standard designated as 802.11a. This new standard is based on Orthogonal Frequency Division Multiplexing, or OFDM, technology with multiple data rates ranging from below 10 Mbps to approximately 50 Mbps. In 1999, the European Telecommunications Standards Institute Project BRAN (Broadband Radio Access Networks) committee approved a new 5 GHz wireless LAN standard designated as HiperLAN2, also based on OFDM technology. While these two new 5 GHz standards apply to future generations of technology, no companies are currently shipping wireless LAN products based on these technologies. We are currently working with a third party developer of 802.11a components developing products based on either of these two new standards, but there can be no assurance that we will develop or acquire technology compliant with these standards.

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

   In addition, we are a core member of the HomeRF Working Group, an industry consortium that is establishing an open industry standard, called the HomeRF specification, for wireless digital communications between PCs and consumer electronic devices, including a common interface specification that supports wireless data and voice services in and around the home. We can offer no assurance that the HomeRF specification, or the Symphony HomeRF products that we have developed to comply with the specification will have a meaningful commercial impact. Further, given the emerging nature of the wireless LAN market, we can offer no assurance that the RangeLAN2 and Symphony products and technology, or our other products or technology, will not be rendered obsolete by alternative or competing technologies.

   If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. In this regard, in the fourth quarter of 1997, we recorded a charge of $2,500,000 to in-process research and development related to a license of technology to be used in 5 GHz highspeed in-building wireless LAN products. In 1999, we recorded a total of $7,883,000 in charges related to the acquisition of 5 GHz ultra-broadband wireless building-to-building products. In second quarter of 2000, we recorded a charge of $491,000 related to acquisition of products that address home and small office networking requirements, as well as Apple Macintosh computer connectivity. In the third quarter of 2000, we recorded a charge of $8,040,000 related to the acquisition of HomeRF technology.

THE WIRELESS LOCAL AREA NETWORKING MARKET IS INTENSELY COMPETITIVE AND SOME OF OUR COMPETITORS ARE LARGER AND BETTER ESTABLISHED.

The wireless local area networking and building to building markets are extremely competitive and we expect that competition will intensify in the future. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors include the following: data throughput; effective RF coverage area; interference immunity; network scalability; price; integration with voice technology; wireless networking protocol sophistication; ability to support industry standards; roaming capability;

power consumption; product miniaturization; product reliability; ease of use; product costs; product features and applications; product time to market; product certifications; brand recognition; OEM partnerships; marketing alliances; manufacturing capabilities and experience; effective distribution channels; and company reputation.

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

THE MARKET FOR INTEGRATED VOICE AND DATA PRODUCTS AND COMBINED SERVICES MAY NOT GROW AS ANTICIPATED.

   In 2000, we announced our HomeRF product family designed to integrate both voice communications and data networking on a shared frequency basis. A substantial part of our future growth is dependent on the widespread deployment of these integrated voice and data products for combined voice and data services. To date, service providers including competitive telephone carriers have not deployed such combined services broadly. Unless such products are broadly deployed we can offer no assurance that our Symphony HomeRF integrated voice and data products will have a meaningful commercial impact. If such growth does not occur as anticipated, this could contribute to significant variations in our future operating results.

WE DEPEND UPON INTERNATIONAL SALES AND OUR ABILITY TO SUSTAIN AND INCREASE INTERNATIONAL SALES IS SUBJECT TO MANY RISKS, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

   Revenue from shipments by us to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 18%, 21% and 17% of total revenue during 2000, 1999 and 1998. We expect that revenue from shipments to international customers will vary as a percentage of total revenue.

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

   While international sales are typically denominated in U.S. dollars and we typically extend limited credit terms, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. We can offer no assurance that foreign markets will continue to develop or that we will receive additional orders to supply our products to foreign customers. Our business and operating results could be materially adversely affected if foreign markets do not continue to develop or if we do not receive additional orders to supply our products for use by foreign customers. In the latter part of 1997 and throughout 1998, capital markets in Asia were highly volatile, resulting in fluctuations in Asian currencies and other economic instabilities. In this regard, in the third quarter of 1997 and continuing through the second quarter of 1998, we experienced a significant decrease in orders from NTT-IT, one of our major Japanese customers, resulting in a significant decrease in quarterly revenue and an operating loss in the third quarter of 1997.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS COULD ADVERSELY AFFECT OUR ABILITY TO COMPETE EFFECTIVELY.

   We rely on a combination of patents, trademarks, non-disclosure agreements, invention assignment agreements and other security measures in order to establish and protect our proprietary rights. We have been issued ten U.S. patents, which are important to our current business, and we have five patent applications pending in the U.S. which relate to our core technologies and product designs. We can offer no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect our technology. In addition, we can offer no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will adequately protect us. Since U.S. patent applications are maintained in secrecy until patents issue, and since publication of inventions in the technical or patent literature tends to lag behind such inventions by several months, we cannot be certain that we first created the inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for such inventions or that we are not infringing on the patents of others. In addition, we have filed, or reserved our rights to file, a number of patent applications internationally. We can offer no assurance that any international patent application will issue or that the laws of foreign jurisdictions will protect our proprietary rights to the same extent as the laws of the United States.

   Although we intend to protect our proprietary rights vigorously, there can be no assurance that the measures we have taken or may take to protect our proprietary rights will be successful. We expect that litigation may be necessary to enforce our patents, trademarks or other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, to establish the validity of any technology licenses offered to patent infringers, to prevent the importation of infringing products into the United States, or to defend against claims of infringement. Litigation could result in substantial costs and diversion of resources and could materially and adversely affect our business and operating results. Moreover, we can offer no assurance that in the future these rights will be upheld. Furthermore, there can be no assurance that any of our issued patents will provide a competitive advantage or will not be challenged by third parties or that the patents of others will not adversely impact our ability to do business. As the number of products in the wireless LAN market increases, and related features and functions overlap, we may become increasingly subject to infringement claims. These claims also might require us to enter into royalty or license agreements. Any such claims, with or without merit, could cause costly litigation and could require significant management time. There can be no assurance that, if required, we could obtain such royalty or license agreements on terms acceptable to us. There can be no assurance that the measures we have taken or may take in the future will prevent misappropriation of our technology or that others will not independently develop similar products, design around our proprietary or patented technology or duplicate our products.

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

COMPLIANCE WITH GOVERNMENTAL REGULATIONS IN MULTIPLE JURISDICTIONS WHERE WE SELL OUR PRODUCTS IS DIFFICULT AND COSTLY.

   In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum. Our spread spectrum wireless products are certified for unlicensed operation in the 902 -- 928 MHz, 2.4 -- 2.4835 GHz, 5.15 -- 5.35 GHz and 5.725 -- 5.825 GHz
frequency bands. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems secondary status in the frequency. In the event that there is interference between a primary user and a Part 15 user, a higher priority user can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of our products experience excessive interference from primary users, market acceptance of our products could be adversely affected, which could materially and adversely affect our business and operating results. The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements. We can offer no assurance that the occurrence of regulatory changes, including changes in the allocation of available frequency spectrum, changes in the use of allocated frequency spectrum, or modification to the standards establishing an irrefutable presumption for unlicensed Part 15 users, would not significantly affect our operations by rendering current products obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

   Our products are also subject to regulatory requirements in international markets and, therefore, we must monitor the development of spread spectrum and other radio frequency regulations in certain countries that represent potential markets for our products. While we can offer no assurance that we will be able to comply with regulations in any particular country, we design our RangeLAN2, RangeLAN-DS, Harmony, Symphony and Symphony HomeRF products to minimize the design modifications required to meet various 2.4 GHz international spread spectrum regulations. In addition, we will seek to obtain international certifications for the Symphony and Symphony HomeRF product line in countries where there is a substantial market for home PCs and Internet connectivity. Changes in, or the failure by us to comply with, applicable domestic and international regulations could materially adversely affect our business and operating results. In addition, with respect to those countries that do not follow FCC regulations, we may need to modify our products to meet local rules and regulations.

   Regulatory changes by the FCC or by regulatory agencies outside the United States, including changes in the allocation of available frequency spectrum, could significantly affect our operations by restricting our development efforts, rendering current products obsolete or increasing the opportunity for additional competition. In September 1993 and in February 1995, the FCC allocated additional spectrum for personal communications services. In January 1997, the FCC authorized 300 MHz of additional unlicensed frequencies in the 5 GHz frequency range in Part 15 Subpart E which regulates U-NII devices operating in the 5.15 -- 5.35 GHz and
5.725 -- 5.825 GHz frequency bands. In August 2000, the FCC issued an amendment to Part 15 that changed the way allocated frequencies are utilized by frequency hoppingspread spectrum systems. These approved changes in the allocation and use of available frequency spectrum could create opportunities for other wireless networking products and services.

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

RISKS RELATED TO THE PROPOSED MERGER WITH NETOPIA

     PROXIM WILL FACE SIGNIFICANT CHALLENGES IN INTEGRATING PROXIM AND NETOPIA AND, AS A RESULT, MAY NOT REALIZE THE EXPECTED BENEFITS OF THE MERGER.

     Integrating the operations, systems and personnel of Proxim and Netopia will be a complex process, and Proxim is uncertain that the integration will be completed in a timely manner or will achieve the anticipated benefits of the merger. The challenges involved in this integration include:

     - retaining relationships with existing customers and business partners of both Proxim and Netopia;

     - retaining and integrating management and other employees of both Proxim and Netopia;

     - minimizing disruption of the combined company's ongoing business and distraction of its management;

     - coordinating research and development and marketing activities to enhance introduction of new products, services and technologies that integrate Proxim's and Netopia's existing technologies and technologies under development;

     - transitioning systems to a common information technology system;

     - developing and maintaining uniform standards, controls, procedures and policies; and

     - limiting expenses related to integration of the two companies.

     The combined company may not succeed in addressing these challenges or any other problems encountered in connection with the merger. The diversion of the attention of the combined company's management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of Proxim's and Netopia's businesses.

     IF PROXIM DOES NOT SUCCESSFULLY INTEGRATE NETOPIA OR IF THE OPERATING RESULTS OF THE COMBINED COMPANY DO NOT MEET THE EXPECTATIONS OF INVESTORS OR FINANCIAL OR INDUSTRY ANALYSTS, THE MARKET PRICE OF PROXIM COMMON STOCK MAY DECLINE.

     The market price of Proxim common stock may decline as a result of the merger if:

     - the integration of Proxim and Netopia is not completed in a timely and efficient manner;

     - the effect of the merger on the combined company's financial results or the perceived benefits of the merger are not consistent with the expectations of financial or industry analysts;

     - Netopia's business model and operations, considered separately, require Proxim to expend additional capital to fund operating losses of these operations; or

     - significant stockholders of Proxim following the merger decide to dispose of their shares because the results of the merger are not consistent with their expectations.

     AS A RESULT OF THE MERGER, SOME OF PROXIM'S CUSTOMERS AND BUSINESS PARTNERS MAY CURTAIL OR NOT DO BUSINESS WITH THE COMBINED COMPANY, WHICH COULD CAUSE A DECLINE IN THE SALES OF THE COMBINED COMPANY.

     The announcement and consummation of the merger may cause some of Proxim's customers and business partners to end or curtail their relationships with the combined company. Some of Proxim's current customers offer broadband Internet equipment that competes with Netopia's products. In addition, Proxim has OEM relationships with third parties which compete with business partners of Netopia. These business partners may decide not to do business or may curtail their relationships with the combined company. The loss or reduction in sales to these customers and business partners could cause a decline in sales of the combined company.

     IF WE ARE NOT ABLE TO INTEGRATE THE TECHNOLOGIES OF PROXIM AND NETOPIA INTO INTEGRATED NETWORKING SOLUTIONS IN A TIMELY AND EFFICIENT MANNER, WE MAY NOT REALIZE THE EXPECTED BENEFITS OF THE MERGER.

     The combined company intends to develop and market a "single box" residential gateway that will provide wide area and local area voice and data services over DSL, cable, wireless or any other type of broadband access. In order to achieve its strategic objectives, the combined company must integrate the technologies of Proxim and Netopia into products that are competitively priced and easy to install, configure and use. The development of integrated networking products is highly complex. From time to time, both Proxim and Netopia have experienced delays in developing and introducing new products. If the combined company is not able to successfully develop and market these products in a timely and cost-effective manner, or if these new products do not achieve market acceptance, we may not realize the expected benefits of the merger.

     THE GROWTH OF OUR BUSINESS WILL DEPEND IN PART ON THE GROWTH OF THE MARKET FOR INTEGRATED RESIDENTIAL GATEWAY PRODUCTS AND OUR ABILITY TO MEET THE NEEDS OF THIS MARKET, WHICH WE ARE UNABLE TO PREDICT.

     The growth of our business will depend in part on the development of a market for integrated residential gateway products. The market for these products is rapidly evolving. If these products are not widely adopted by carriers and service providers, we may not realize the expected benefits of the merger and our business and results of operations may be harmed. Some of the critical issues concerning adoption of these products, including price, ease of deployment and use and quality of service, remain unresolved and, if we are unable to address these issues, our business may be harmed. The market for residential gateway products may not develop as we expect, and even if it does, we may not be able to compete successfully in this market.

     IF WE ARE UNABLE TO TAKE ADVANTAGE OF OPPORTUNITIES TO MARKET AND SELL PROXIM'S AND NETOPIA'S PRODUCTS AND SERVICES TO EACH OTHER'S TRADITIONAL CUSTOMERS, DISTRIBUTION CHANNELS AND BUSINESS PARTNERS, WE MAY NOT REALIZE SOME OF THE EXPECTED BENEFITS OF THE MERGER.

     Prior to the merger, Proxim and Netopia have each maintained separate and distinct customer bases, distribution channels and business partners specific to their respective wirefree networking and broadband Internet equipment businesses. Following the merger, the combined company expects to take advantage of the customer bases and distribution of the formerly separate Proxim and Netopia businesses in order to promote and sell the products and services of one company to the traditional customers and business partners of the other company. The products and services of Proxim and Netopia are highly technical and the salespersons of one company may not be successful in marketing the products and services of the other company. In the event that the traditional customers and business partners of either Proxim or Netopia are not receptive to the products and services of the other, we may not realize some of the expected benefits of the merger, and the business of the combined company may be harmed.

     PROXIM AND NETOPIA MAY LOSE KEY PERSONNEL, CUSTOMERS AND BUSINESS PARTNERS DUE TO UNCERTAINTIES ASSOCIATED WITH THE MERGER.

     Current and prospective employees, customers and business partners of Proxim and Netopia may experience uncertainty about their future relationships with the combined company. Such uncertainty may adversely affect the combined company's ability to attract and retain key management, sales, marketing and technical personnel. Current and prospective customers and business partners may, in response to the announcement or consummation of the merger, delay or cancel purchasing decisions. Any delay in, or cancellation of, in purchasing decisions could adversely affect the business of the combined company.

     PROXIM'S OPERATING RESULTS COULD BE HARMED AS A RESULT OF PURCHASE ACCOUNTING TREATMENT, THE IMPACT OF AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES RELATING TO THE MERGER.

     Under United States generally accepted accounting principles that apply to Proxim, Proxim will account for the merger using the purchase method of accounting. Proxim will record the market value of its common stock issued in connection with the merger, the fair market value of the options to purchase Netopia common stock that will be converted into options to purchase Proxim common stock, and the amount of direct transaction costs as the total cost of acquiring the business of Netopia. Proxim will allocate that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trademarks and trade names and acquired workforce, to deferred compensation for the intrinsic value of unvested options to purchase Netopia common stock, and to in-process research and development, based on their respective fair values. Netopia's in-process research and development, which is currently estimated at $35 million, will be expensed in the quarter when the merger closes. Intangible assets, including goodwill, generally will be amortized over a period of three to five years. Deferred compensation will be amortized over the remaining vesting period of stock options, estimated to be 2.5 years. The amount of purchase cost allocated to goodwill and other intangibles is estimated to be approximately $97.2 million. If goodwill and other intangible assets were amortized in equal quarterly amounts over a five-year period following completion of the merger, the accounting charge attributable to these items would be approximately $5.8 million per quarter and $23.1 million per fiscal year. As a result, purchase accounting treatment of the merger will decrease the net income of Proxim in the foreseeable future, which could have a material and adverse effect on the market value of Proxim common stock following completion of the merger. These amounts are only estimates, however, and the actual amounts as determined at the effective time of the merger may differ from these estimates.

     FAILURE TO COMPLETE THE MERGER COULD NEGATIVELY IMPACT OUR BUSINESS AND THE MARKET PRICE OF OUR COMMON STOCK.

     If the merger is not completed for any reason, we will be subject to a number of risks that may affect our business and stock price, including:

     - the market price of our common stock may decline to the extent that the current market price of such shares reflects a market assumption that the merger will be completed;

     - costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees, must be paid even if the merger is not completed;

     - benefits that we expect to realize from the merger, such as the potentially enhanced financial and competitive position of the combined company, would not be realized; and

     - the diversion of management attention from the day-to-day business and the unavoidable disruption to our employees and our relationships with customers and suppliers during the period before consummation of the merger, may make it difficult for us to regain our financial and market position if the merger does not occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

   Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of government and corporate bonds purchased with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2000, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                 PAGE
                                                                                                 ----
INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants........................................................         F-1

Balance Sheet at December 31, 2000 and 1999..............................................         F-2

Income Statement for the Years Ended December 31, 2000, 1999 and 1998....................         F-3

Statement of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998...         F-4

Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.............         F-5

Notes to Financial Statements............................................................   F-6 through F-20


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Proxim, Inc.

   In our opinion, the accompanying balance sheet and the related statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Proxim, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
January 23, 2001

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          DECEMBER 31,
                                                                   -------------------------
                                                                     2000            1999
                                                                   ---------       ---------
                                  ASSETS
Current assets:
    Cash and cash equivalents ...............................      $  49,355       $  46,924
    Marketable securities ...................................         20,361          21,341
    Accounts receivable, net ................................         24,482          15,819
    Inventories .............................................         35,343          14,862
    Deferred tax assets .....................................          3,598           3,390
    Other current assets ....................................            573             670
                                                                   ---------       ---------
        Total current assets ................................        133,712         103,006

Property and equipment, net .................................          8,774           7,157
Goodwill and other intangibles ..............................         38,966          11,324
Marketable securities, long-term ............................            466          19,868
Equity investment ...........................................         11,000           3,000
Deferred tax assets .........................................          5,252           1,200
                                                                   ---------       ---------
                                                                   $ 198,170       $ 145,555
                                                                   =========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ........................................      $   6,515       $   3,199
    Other current liabilities ...............................          5,843           9,003
                                                                   ---------       ---------
         Total current liabilities ..........................         12,358          12,202

Long-term debt ..............................................            542             542
Deferred tax liabilities ....................................          3,807           1,758
                                                                   ---------       ---------
        Total liabilities ...................................         16,707          14,502
                                                                   ---------       ---------

Commitments (Note 11)

Stockholders' equity:
    Common Stock, $.001 par value, 100,000 shares
     authorized; 26,922 and 24,644 shares issued and
     outstanding ............................................             27              25
    Additional paid-in capital ..............................        175,585         127,649
    Unrealized losses on investments ........................            (56)           (379)
    Retained earnings .......................................          5,907           3,758
                                                                   ---------       ---------
        Total stockholders' equity ..........................        181,463         131,053
                                                                   ---------       ---------
                                                                   $ 198,170       $ 145,555
                                                                   =========       =========


The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                                INCOME STATEMENT
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                                2000            1999           1998
                                                             ---------       ---------      ---------
Revenue ...............................................      $ 107,498       $  70,067      $  52,047
Cost of revenue .......................................         61,363          37,195         26,911
                                                             ---------       ---------      ---------
        Gross profit ..................................         46,135          32,872         25,136
                                                             ---------       ---------      ---------

Operating expenses:
    Research and development ..........................         12,082          10,057          8,082
    Purchased in-process research and development .....          8,531           7,883             --
    Selling, general and administrative ...............         22,430          13,575         12,555
    Amortization of goodwill ..........................          3,457             169             --
                                                             ---------       ---------      ---------
        Total operating expenses ......................         46,500          31,684         20,637
                                                             ---------       ---------      ---------
Income (loss) from operations .........................           (365)          1,188          4,499
Interest income, net ..................................          4,186           4,113          3,399
                                                             ---------       ---------      ---------
Income before income taxes ............................          3,821           5,301          7,898
Provision for income taxes ............................          1,672           4,892          2,745
                                                             ---------       ---------      ---------
        Net income ....................................      $   2,149       $     409      $   5,153
                                                             =========       =========      =========

Basic net income per share ............................      $     .08       $     .02      $     .25
Weighted average common shares ........................         25,868          22,968         20,928
                                                             =========       =========      =========
Diluted net income per share ..........................      $     .07       $     .02      $     .23
Weighted average common shares and equivalents ........         28,933          25,696         22,728
                                                             =========       =========      =========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                                            UNREALIZED
                                           COMMON STOCK           ADDITIONAL                 LOSSES ON                    COMPRE-
                                      -----------------------      PAID-IN      RETAINED       INVEST-                    HENSIVE
                                        SHARES        AMOUNT       CAPITAL      EARNINGS        MENTS         TOTAL        INCOME
                                      ---------     ---------     ---------     ---------     ---------     ---------     --------

Balance at December 31, 1997 ........    20,680     $      21     $  81,251     $  (1,635)           --     $  79,637      $     --
Exercise of stock options ...........       380            --         1,272            --            --         1,272            --
Issuance of Common Stock
  under Stock Purchase Plan .........       102            --           572            --            --           572            --
Tax benefit of stock options ........        --            --           253            --            --           253            --
Distribution ........................                                                (169)                       (169)
Comprehensive income:
 Net income .........................                                               5,153                        5,153         5,153
Unrealized loss on investments ......                                                               (18)          (18)          (18)
                                                                                                                          ---------
Total comprehensive income ..........        --            --            --            --            --            --     $   5,135
                                      ---------     ---------     ---------     ---------     ---------     ---------     =========
Balance at December 31, 1998 ........    21,162            21        83,348         3,349           (18)       86,700            --
Exercise of stock options ...........     1,726             2         8,042            --            --         8,044            --
Issuance of Common Stock
  under Stock Purchase Plan .........       136            --           774            --            --           774            --
Issuance of Common Stock to
  investors for cash, net of
  issuance costs ....................     1,212             2        18,598            --            --        18,600            --
Issuance of Common Stock
  to acquire WaveSpan
 Corporation ........................       340            --         9,800            --            --         9,800            --
Issuance of Common Stock to
  extinguish debt ...................        68                       1,920                                     1,920
Tax benefit of stock options ........        --            --         5,167            --            --         5,167            --
Comprehensive income:
 Net income .........................        --            --            --           409                         409           409
 Unrealized loss on investments .....        --            --            --            --          (361)         (361)         (361)
                                                                                                                          ---------
Total comprehensive income ..........        --            --            --            --            --            --     $      48
                                      ---------     ---------     ---------     ---------     ---------     ---------     =========
Balance at December 31, 1999 ........    24,644            25       127,649         3,758          (379)      131,053
Exercise of stock options ...........     1,432             1         7,743            --            --         7,744            --
Issuance of Common Stock
  under Stock Purchase Plan .........       103            --           926            --            --           926            --
Issuance of Common Stock
  to acquire Farallon
 Corporation ........................       243            --        10,000            --            --        10,000            --
Issuance of Common Stock
  to acquire Siemens
 Development Group ..................       500             1        21,249            --            --        21,250            --
Tax benefit of stock options ........        --            --         8,018            --            --         8,018            --
Comprehensive income:
 Net income .........................        --            --            --         2,149                       2,149         2,149
Unrealized income on investments ....        --            --            --            --           323           323           323
                                                                                                                          ---------
Total comprehensive income ..........        --            --            --            --            --            --     $   2,472
                                      ---------     ---------     ---------     ---------     ---------     ---------     =========
Balance at December 31, 2000 ........    26,922     $      27     $ 175,585     $   5,907     $     (56)    $ 181,463
                                      =========     =========     =========     =========     =========     =========

   The accompanying notes are an integral part of these financial statements.

                                         PROXIM, INC.
                                   STATEMENT OF CASH FLOWS
                                        (IN THOUSANDS)


                                                                                YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------
                                                                             2000         1999         1998
                                                                           --------     --------     --------
             Cash flows (used in) provided by operating activities:
               Net income .............................................    $  2,149     $    409     $  5,153
               Adjustments to reconcile net income to net cash
                  provided by operating activities:
               Charges for equity investments .........................       2,500           --        1,000
               In-process research and development ....................       8,531        7,883           --
               Depreciation ...........................................       3,116        1,961        1,704
               Amortization ...........................................       5,581          323           --
               Deferred taxes .........................................      (5,084)        (539)         558
               Tax benefit of stock options ...........................       8,018        5,167          253
               Changes in assets and liabilities, net of
                acquisition effect:
                 Accounts receivable ..................................      (6,445)      (6,348)      (2,337)
                 Inventories ..........................................     (19,692)      (2,425)         484
                 Other assets .........................................         493         (286)          49
                 Accounts payable .....................................        (696)        (143)         971
                 Other liabilities ....................................      (7,506)        (122)      (2,570)
                                                                           --------     --------     --------
                     Net cash (used in) provided by operating
                         activities ...................................      (9,035)       5,880        5,265
                                                                           --------     --------     --------

             Cash flows provided by (used in) investing activities:
                 Purchase of property and equipment ...................      (4,237)      (5,365)      (1,244)
                 Marketable securities ................................      20,705      (12,960)     (28,462)
                 Equity investments ...................................     (10,500)      (5,000)      (1,000)
                 Cash paid for acquisitions ...........................      (3,172)      (2,166)         (19)
                                                                           --------     --------     --------
                     Net cash provided by (used in) investing
                         activities ...................................       2,796      (25,491)     (30,725)
                                                                           --------     --------     --------

             Cash flows provided by financing activities:
                 Issuance of Common Stock, net ........................       8,670       27,418        1,844
                 Distributions to shareholders ........................          --           --         (169)
                                                                           --------     --------     --------
                     Net cash provided by financing activities ........       8,670       27,418        1,675
                                                                           --------     --------     --------

             Net increase (decrease) in cash and cash equivalents .....       2,431        7,807      (23,785)

             Cash and cash equivalents, beginning of year .............      46,924       39,117       62,902
                                                                           --------     --------     --------
             Cash and cash equivalents, end of year ...................    $ 49,355     $ 46,924     $ 39,117
                                                                           ========     ========     ========

             Supplemental disclosures of cash flow information:
               Income taxes ...........................................    $     --     $  2,536     $    552
             Supplemental disclosures of non cash investing
                activities:
               Issuance of Common Stock for acquisitions ..............    $ 31,250     $  9,800  $        --
               Issuance of Common Stock to extinguish debt ............    $     --     $  1,920  $        --

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:

   We design, manufacture and market high performance wireless networking products. Based on radio frequency technology, our highly integrated wireless client adapters and network infrastructure systems seamlessly extend existing enterprise LANs to enable mobility-driven applications in a wide variety of in-building and campus area environments, as well as building-to-building networking products. In addition, our products are designed to address the requirements for networking personal computers in home and small office environments. All historical financial information and analysis have been restated to reflect the acquisition of Micrilor, Inc. in January 2000, which was accounted for as a pooling of interest.

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

Financial Instruments

   We consider all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts and highly rated commercial paper that are stated at cost, which approximate fair value. Investments include deposits and corporate debt obligations, with maturities greater than three months and less than one year as of the date of the balance sheet are classified as marketable securities. Investments with maturities greater than one year are classified as marketable securities, long-term. Marketable securities are classified as available-for-sale as of the balance sheet date in accordance with statement of Financial Accounting Standard, or SFAS, No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at fair value, with unrealized gains and losses recorded in stockholders' equity.

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

Long-Lived Assets

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

Revenue

   Product revenue is generally recognized upon shipment to the customers. We grant certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors, which have rights of return and price protection, is deferred until shipment to end customers by the distributors. The provision for estimated future warranty is recorded at the time revenue is recognized based on historical experience.

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

Net Income Per Share

   Basic net income per share is computed by dividing net income available to Common Stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of outstanding shares of Common Stock plus dilutive Common Stock equivalents. Common Stock equivalents consist of stock options and warrants, using the treasury stock method based on the average stock price for the period. The net income per share and number of shares used in the computation have been restated for all periods presented to reflect the two-for-one stock split that was effective August 21, 2000.

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

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or loses be reported either in the income statement or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Board deferred the effective date of SFAS 133 until the first quarter for fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and inter company derivatives. We will adopt SFAS 133 in the quarter ended March 31, 2001. We do not currently hold derivative instruments or engage in hedging activities. We do not expect that the requirements of SFAS 133 and SFAS 138 will have a material effect on our financial statements and related disclosures.

    In December 1999, the SEC issued Staff accounting Bulletin No. 101, or SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on our operations or financial position.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. This Interpretation clarifies
(a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, however certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a significant effect on our results of operations or our financial position.

NOTE 3 -- BALANCE SHEET COMPONENTS:


                                                        DECEMBER 31,
                                                   ---------------------
                                                     2000         1999
                                                   --------     --------
                                                       (IN THOUSANDS)
Marketable securities:
  Corporate bonds and time deposits ...........    $ 20,827     $ 41,209
  Less: current portion .......................     (20,361)     (21,341)
                                                   --------     --------
  Long-term portion ...........................    $    466     $ 19,868
                                                   ========     ========

Accounts receivable:
   Gross accounts receivable ..................    $ 25,762     $ 16,438
   Less: allowance for doubtful accounts ......      (1,280)        (619)
                                                   --------     --------
                                                   $ 24,482     $ 15,819
                                                   ========     ========
Inventories:
   Raw materials ..............................    $ 19,720     $  8,047
   Work-in-process ............................      13,274        6,542
   Finished goods .............................       2,349          273
                                                   --------     --------
                                                   $ 35,343     $ 14,862
                                                   ========     ========
Property and equipment:
   Computer and test equipment ................    $ 15,062     $ 10,833
   Furniture and fixtures .....................       2,626        2,259
   Leasehold improvements .....................       3,134        2,573
                                                   --------     --------
                                                     20,822       15,665
   Less: accumulated depreciation .............     (12,048)      (8,508)
                                                   --------     --------
                                                   $  8,774     $  7,157
                                                   ========     ========

Intangible assets:
   Goodwill ...................................    $ 32,447     $  7,100
   Core technology ............................       5,513        4,030
   OEM relationships ..........................       2,718           --
   Acquired workforce .........................       1,627          151
   Developed technology .......................       1,591          300
   Tradename ..................................         908           --
   Patents ....................................          66           66
                                                   --------     --------
                                                     44,870       11,647
   Less: accumulated amortization .............      (5,904)        (323)
                                                   --------     --------
                                                   $ 38,966     $ 11,324
                                                   ========     ========
Other current liabilities:
   Accrued compensation .......................    $  2,625     $  3,636
   Deferred revenue ...........................       1,386        1,223
   Other accrued liabilities ..................       1,832        4,144
                                                   --------     --------
                                                   $  5,843     $  9,003
                                                   ========     ========


NOTE 4 - BUSINESS COMBINATIONS:

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

   The revenue and net income (loss) for the two fiscal years immediately before the merger were as follows:

                                   PROXIM                 MICRICOR                   TOTAL
                                 DECEMBER 31,            DECEMBER 31,             DECEMBER 31,
                             ------------------      ------------------       ------------------
                               1999       1998         1999       1998          1999       1998
                             -------     ------      -------     ------       -------     ------
                                                         (IN THOUSANDS)
Revenue ..................   $69,067     $49,711     $ 1,000     $ 2,336      $70,067     $52,047
Net income (loss) ........   $   805     $ 4,698     $  (396)    $   455      $   409     $ 5,153
                             =======     =======     =======     =======      =======     =======



PURCHASE TRANSACTIONS:

ACQUISITION OF WAVESPAN CORPORATION:

   In December 1999, the company entered into an agreement to acquire WaveSpan Corporation ("WaveSpan"), a private California corporation, in a merger transaction accounted for as a purchase business combination. WaveSpan designs and markets 5 GHz ultra-broadband building-to-building wireless products. The purchase price comprised of 340,000 shares of Common Stock valued at approximately $9.8 million and cash of $2.2 million totaling $12 million. In addition, the company incurred approximately $900,000 in acquisition-related expenses, consisting primarily of professional service fees and other direct transaction costs. The total purchase price, which aggregated approximately $12.9 million was allocated to the tangible and identifiable intangible assets and goodwill acquired and liabilities assumed on the basis of their relative fair values as follows (in thousands):


        Current assets ....................................................    $    788
        Property, plant and equipment .....................................         343
        Core technology ...................................................       4,030
        Developed technology ..............................................         151
        Acquired workforce ................................................         300
        Long term deferred tax assets .....................................       1,200
        Liabilities assumed ...............................................      (5,102)
        Long-term deferred tax liabilities ................................      (1,793)
        Acquired in-process research and development ......................       5,883
        Goodwill ..........................................................       7,100
                                                                               --------
                                                                               $ 12,900
                                                                               ========

    The current assets consist primarily of cash and cash equivalents, accounts receivable and inventory. Liabilities assumed consist principally of accounts payable and other liabilities.

    The core and developed technology acquired included the first generation Stratum products which have already achieved technological feasibility in the marketplace. The fair value assigned to the core technology and developed technology totaled $4,030,000 and $151,000 respectively, and is being amortized over the expected life of its cash flows.

    In-process research and development ("IPR&D") consisted of second generation Stratum technology, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. This was a new building-to-building product that required a new operating system, microprocessor and system interface. The value of the IPR&D was determined by estimating the net cash flows from potential sales of the products resulting from completion of this project, reduced by the portion of net cash flows from the revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 40%. At the time of the acquisition, the fair value assigned to the IPR&D totaled $5,883,000 and was expensed at the time of the acquisition.

    Goodwill and other identifiable intangibles are being amortized on a straight-line basis over the following estimated periods of benefit:


Goodwill                     5 years
Core technology              5 years
Developed technology         1 year
Acquired workforce           3 years


ACQUISITION OF FARALLON COMMUNICATIONS, INC.:

   In May 2000, the company entered into an agreement to acquire Farallon Communications, Inc. ("Farallon"), a private California corporation, in a merger transaction accounted for as a purchase business combination. Farallon designs and markets plug and play networking solutions for both Macintoshes and PCs. The purchase price comprised of 243,308 shares of Common Stock valued at approximately $10 million and cash of $4 million totaling $14 million. In addition, the company incurred approximately $900,000 in acquisition-related expenses, consisting primarily of professional service fees and other direct transaction costs. The total purchase price, which aggregated approximately $14.9 million was allocated to the tangible and identifiable intangible assets and goodwill acquired and liabilities assumed on the basis of their relative fair values as follows (in thousands):

Current assets ........................................      $  4,232
Property, plant and equipment .........................           145
OEM relationships .....................................         2,718
Core technology .......................................         1,483
Developed technology
                                                                1,291
Acquired workforce ....................................           782
Tradename .............................................           908
Long-term deferred tax assets .........................        (2,873)
Liabilities assumed ...................................        (6,808)
Acquired in-process research and development ..........           491
Goodwill ..............................................        12,531
                                                             --------

                                                             $ 14,900
                                                             ========

    The current assets consist primarily of cash and cash equivalents, marketable securities, accounts receivable and inventory. Liabilities assumed consist principally of accounts payable and other liabilities.

    The core and developed technology acquired included the existing networking solutions which have already achieved technological feasibility in the marketplace. The fair value assigned to the core technology and developed technology totaled $1,483,000 and $1,291,000 respectively, and is being amortized over the expected life of its cash flows.

    IPR&D consisted of Farallon's next generation network devices which consisted of wireless, HomeLAN, 100/1000 Ethernet and 10Mb Ethernet solutions, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. The value of the IPR&D was determined by estimating the net cash flows from potential sales of the products resulting from completion of this project, reduced by the portion of net cash flows from the revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 24%. At the time of the acquisition, the fair value assigned to the IPR&D totaled $491,000 and was expensed at the time of the acquisition.

    Goodwill and other identifiable intangibles are being amortized on a straight-line basis over the following estimated periods of benefit:

Goodwill                     5 years
Core technology              5 years
Developed technology         3 years
Acquired workforce           3 years
OEM relationships            5 years
Tradename                    4 years


ACQUISITION OF SIEMENS DEVELOPMENT GROUP:

   In September 2000, the company entered into a cross-licensing and technology exchange and purchase agreement with Siemens in which we acquired certain technology under development, intellectual property rights, engineering resources and other assets in exchange for certain technology and manufacturing rights and Common Stock. The purchase price comprised of 500,000 shares of Common Stock valued at approximately $21.3 million. In addition, the company incurred approximately $525,000 in acquisition-related expenses, consisting primarily of professional service fees and other direct transaction costs. The total purchase price, which aggregated approximately $21.8 million was allocated to the tangible and identifiable intangible assets and goodwill acquired and liabilities assumed on the basis of their relative fair values as follows (in thousands):

Property, plant and equipment ........................      $    350
Acquired workforce ...................................           694
Liabilities assumed ..................................          (125)
Acquired in-process research and development .........         8,040
Goodwill .............................................        12,816
                                                            --------

                                                            $ 21,775
                                                            ========


   As of the valuation date, Siemens had not released a commercially viable product based on HomeRF technology, and therefore, there was no core or developed technology. As of December 31, 2000, development of this product has not been completed.

    IPR&D consisted of Home RF technology, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. The value of the IPR&D was determined by estimating the net cash flows from potential sales of the products resulting from completion of this project. The resulting cash flows were then discounted back to their present value using a discount rate of 30%. At the time of the acquisition, the fair value assigned to the IPR&D totaled $8,040,000 and was expensed at the time of the acquisition.

    Goodwill and other identifiable intangibles are being amortized on a straight-line basis over the following estimated periods of benefit:

Goodwill                     5 years
Acquired workforce           3 years


PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

    The following table represents unaudited pro forma financial information for the year ended December 31, 2000 and 1999 had Proxim, Farallon, WaveSpan and Siemens development group been combined as of January 1, 1999, and for the year ended December 31, 1998 had WaveSpan been combined as of January 1, 1998. The pro forma financial information are presented for illustrative purposes only and are not necessarily indicative of the combined financial position or results of operations of future periods or the results that actually would have resulted had Proxim, Farallon, WaveSpan and Siemens development group been a combined company during the specified periods. The pro forma results include the effects of the amortization of acquired intangible assets and goodwill and adjustments to the income tax provision or benefits. The pro forma combined results exclude the $491,000, $5,883,000 and $8,040,000 charges for acquired in-process technology from Farallon, WaveSpan and Siemens Development Group acquisitions.


                                                                        YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------
                                                                 2000             1999             1998
                                                             -----------      -----------      -----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenue ...............................................      $   117,686      $    94,372      $    50,278
Net income (loss) .....................................              184           (8,434)          (6,771)

Basic net income (loss) per share .....................      $       .01      $      (.35)     $      (.32)
                                                             ===========      ===========      ===========

Diluted net income (loss) per share ...................      $       .01      $      (.35)     $      (.32)
                                                             ===========      ===========      ===========


NOTE 5- EQUITY INVESTMENTS:

   We made cash payments of $1 million, $3 million and $2 million in 1998, 1999, and 2000, respectively, for the equity of MobileStar, a privately-held start-up wireless services company. In 1998 the investment was expensed due to both the uncertainty in recovering the investment and MobileStar's operating losses. In 1999 and 2000 the investments were accounted for under the cost method. At December 31, 2000 our investment represented approximately 11% of the equity of MobileStar. The following is a summary of our transactions with MobileStar (in thousands):


                                                   YEAR ENDED DECEMBER 31,
                                                  --------------------------
                                                   2000        1999    1998
                                                  ------      ------   -----
Net sales for the year .....................      $4,592      $3,491   $   2
Accounts receivable at year end ............           0       1,583       2
Cash collections ...........................       6,175       1,910      --


   We also made a cash payment of $2 million for an equity investment in a 5 GHz ultra-broadband company that was expensed as in-process research and development as the investee spent the funds. In 2000 the investee ceased operations and was liquidated without completing the research and development project. In 2000 we made payments of $8.5 million for equity investments in a wireless service provider, a company developing wireless internet appliances, a broadband gateway company and a company developing wireless services in China. In 2000 we charged $2.5 million to selling, general and administrative expense due to the uncertainty of recovering the investments. The remaining $6 million was accounted for under the cost method.

NOTE 6 -- INCOME TAXES:

   The provision for income taxes consists of the following (in thousands):


                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               2000          1999         1998
                                                             -------       -------       ------
               Current:
                 Federal ..............................      $ 6,862       $ 4,355       $1,898
                 State ................................          953           813          289
                                                             -------       -------       ------
                                                               7,815         5,168        2,187
                                                             -------       -------       ------
               Deferred:
                 Federal ..............................       (4,804)         (238)         480
                 State ................................       (1,339)          (38)          78
                                                             -------       -------       ------
                                                              (6,143)         (276)         558
                                                             -------       -------       ------
                                                             $ 1,672       $ 4,892       $2,745
                                                             =======       =======       ======

   The tax provision reconciles to the amount computed by applying the U.S. federal statutory rate to income before taxes as follows (in thousands):


                                                                   YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                               2000          1999          1998
                                                             -------       -------       -------
Tax at federal statutory rate .........................      $ 1,329       $ 1,821       $ 2,691
State taxes, net of federal tax benefit ...............          112           276           251
Research and development credits ......................       (1,069)         (720)         (239)
Permanent difference related to equity
 investments expensed for financial
 reporting purpose ....................................        1,265         3,304           404
Other .................................................           35           211          (362)
                                                             -------       -------       -------
                                                             $ 1,672       $ 4,892       $ 2,745
                                                             =======       =======       =======



   Net deferred tax assets comprise the following (in thousands):


                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                      2000          1999
                                                                     -------       -------
Net deferred tax assets:
WaveSpan net operating loss carryforwards .....................      $ 1,200       $ 1,200
Credit carryforwards ..........................................          884           984
Capitalized research and development costs ....................          571            81
Depreciation and amortization .................................        3,795           241
Accrued expenses and reserves .................................        2,400         2,084
                                                                     -------       -------
Total deferred tax assets .....................................        8,850         4,590
Deferred tax liabilities related to intangible assets .........       (3,807)       (1,758)
                                                                     -------       -------
Net deferred tax assets .......................................      $ 5,043       $ 2,832
                                                                     =======       =======


   The Company's income taxes payable for federal and state purposes have been reduced by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. These benefits were credited directly to shareholder's equity and amounted to $8,018,000, $5,167,000 and $253,000 for the tax years 2000, 1999 and 1998, respectively.

NOTE 7 -- STOCKHOLDERS' EQUITY:

Preferred Stock

   In December 1993, the stockholders approved a class of Preferred Stock consisting of 5,000,000 shares, at a par value of $.001 per share, issuable in series and having such rights, preferences, privileges and restrictions as may be determined by the Board of Directors. As of December 31, 2000, no Preferred Stock had been issued.

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

   If, prior to redemption of the Rights, a person or group acquires 15% or more of our Common Stock, each Right not owned by a holder of 15% or more of the Common Stock will entitle the holder to purchase, at the Right's then current exercise price, that number of shares of Common Stock of the Company (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a market value at that time of twice the Right's exercise price. If, after the tenth day following acquisition by a person or group of 15% or more of our Common Stock, we will sell more than 50% of our assets or earning power or be acquired in a merger or other business combination transaction, the acquiring person must assume the obligations under the Rights and the Rights will become exercisable to acquire Common Stock of the acquiring person at the discounted price. At any time after an event triggering exercisability of the Rights at a discounted price and prior to the acquisition by the acquiring person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than those owned by the acquiring person or our affiliates) for Common Stock of the Company at an exchange ratio of one share of Common Stock per Right.

Warrants

   On April 27, 1999 we issued a warrant to one Common Stockholder in conjunction with the issuance of 640,000 shares of our Common Stock at a price of $15.63 per share. The warrant entitles the shareholder to purchase an aggregate of 192,000 shares of Common Stock at a price of $22.50 per share. The warrant will expire on April 28, 2002.

   On June 2, 1999 we issued a warrant to one Common Stockholder in conjunction with the issuance of 571,428 shares of our Common Stock at a price of $17.50 per share. The warrant entitles the shareholder to purchase an aggregate of 171,428 shares of Common Stock at a price of $25 per share. The warrant will expire on June 2, 2002.

   At December 31, 2000, these warrants were outstanding.

NOTE 8 - STOCK PLANS:

1986 Stock Option Plan

   Our 1986 Stock Option Plan, or the 1986 Plan, provides for the grant of stock options to employees and consultants at prices not less than 85% of the fair market value of our Common Stock on the date of grant. The options terminate ten years after the date of grant. All options granted have been at the fair market value of our Common Stock on the dates of grant. An aggregate of 4,544,176 shares of Common Stock was reserved for issuance pursuant to the 1986 Plan. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 48-month period. The 1986 Plan (but not outstanding options issued thereunder) terminated by our terms on March 20, 1996.

1995 Long-Term Incentive Plan

   In April 1995, we established the 1995 Long-Term Incentive Plan, or the 1995 Plan, and reserved 500,000 shares of Common Stock for issuance to employees, consultants and officers upon the exercise of awards granted thereunder. In March 1996, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 2,000,000 shares to an aggregate of 2,500,000 shares. In May 1997, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 1,000,000 shares to an aggregate of 3,500,000 shares. In May 1998, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 1,000,000 shares to an aggregate of 4,500,000 shares. In May 1999, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 1,800,000 shares to an aggregate of 6,300,000 shares. In May 2000, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 2,000,000 shares to an aggregate of 8,300,000 shares. The 1995 Plan provides for the grant of awards in the form of stock options, restricted stock, performance shares, restricted stock units, and stock unit awards to employees, consultants and officers at prices not less than 100% of the fair market value of our Common Stock on the date of grant. The options terminate ten years after the date of grant. Through December 31, 1999, only stock options have been granted under the 1995 Plan and all such options have been granted at the fair market value of the stock at the dates of grant. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 48-month period.

1999 Nonstatutory Stock Option Plan

   In November 1999, we established the 1999 Nonstatutory Stock Option Plan, or the 1999 Plan, and reserved 800,000 shares of Common Stock for issuance to employees and officers upon exercise of awards granted thereunder. In July 2000, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1999 Plan by 1,000,000 shares to an aggregate of 1,800,000 shares. In October 2000, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1999 Plan by 700,000 shares to an aggregate of 2,500,000 shares. The 1999 Plan provides for the grant of awards in the form of stock options, restricted stock, performance shares, restricted stock units, and stock unit awards to employees and officers at prices not less than 100% of the fair market value of our Common Stock on the date of grant. The options terminate ten years after the date of grant. Through December 31, 2000, only stock options have been granted under the 1999 Plan and all such options have been granted at the fair market value of the stock at the dates of grant. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 48-month period.

1994 Director Option Plan

   In May 1994, we adopted the 1994 Director Option Plan, or the Directors' Plan, which provides for the grant of stock options to directors at the fair market value of our Common Stock on the date of grant. The options terminate 10 years after the date of grant. All options granted have been at the fair market value of our Common Stock at the dates of grant. In May 1997, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1994 Director Option Plan by 200,000 shares to an aggregate of 400,000 shares. In May 1999, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1994 Director Option Plan by 200,000 shares to an aggregate of 600,000 shares. Options granted under the Directors' Plan are exercisable only upon vesting. Grants made prior to January 1, 1996 vest ratably over a 48-month period, and grants made on or after January 1, 1996 fully vest one year from the date of grant.

   The following table summarizes stock option activity under our stock option plans (shares in thousands):


                                                           SHARES                OPTIONS           WEIGHTED AVERAGE
                                                          AVAILABLE            OUTSTANDING         EXERCISED PRICE
                                                       ---------------       ---------------       ---------------
         Balance at December 31, 1997 ...........                  620                 4,480                  5.03
         Shares authorized ......................                1,000                    --
         Options granted ........................               (1,538)                1,538                  6.18
         Options exercised ......................                   --                  (380)                 3.26
         Options canceled .......................                  346                  (406)                 6.97
                                                       ---------------       ---------------
         Balance at December 31, 1998 ...........                  428                 5,232                  5.35
         Shares authorized ......................                2,800                    --
         Options granted ........................               (1,772)                1,772                 20.28
         Options exercised ......................                   --                (1,724)                 4.70
         Options canceled .......................                  196                  (204)                 6.70
                                                       ---------------       ---------------
         Balance at December 31, 1999 ...........                1,652                 5,076                 10.72
         Shares authorized ......................                3,700                    --
         Options granted ........................               (1,600)                1,600                 31.76
         Options exercised ......................                   --                (1,432)                 5.41
         Options canceled .......................                  733                  (746)                21.37
                                                       ---------------       ---------------
         Balance at December 31, 2000 ...........                4,485                 4,498                 17.87
                                                       ===============       ===============

   At December 31, 2000, 1999 and 1998, options for 1,331,000, 1,302,000 and
1,962,000 shares of common stock, respectively, were vested but not exercised.

   The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2000 (shares in thousands):


                                         OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                            ------------------------------------------   -------------------------
                                              WEIGHTED
                                               AVERAGE       WEIGHTED                     WEIGHTED
                                              REMAINING       AVERAGE                      AVERAGE
       RANGE OF EXERCISE        NUMBER       CONTRACTUAL     EXERCISE        NUMBER       EXERCISE
            PRICES            OUTSTANDING       LIFE           PRICE       EXERCISABLE      PRICE
      ------------------    ----------------------------- -------------  -------------------------
      $   .38 -- $    5.19        842           6.69          $  5.03         470          $  4.90
      $  5.31 -- $    8.41        943           6.75          $  5.94         362          $  5.84
      $  8.88 -- $   16.13        238           7.35          $ 11.67         145          $ 11.22
      $ 18.19 -- $   30.60      1,265           8.84          $ 19.28         321          $ 18.37
      $ 30.78 -- $   55.00      1,210           9.49          $ 35.85          33          $ 37.78
                                -----                                       -----
      $   .38 -- $   55.00      4,498           8.09          $ 17.87       1,331          $   9.9
                                =====                                       =====


1993 Employee Stock Purchase Plan

   In September 1993, we established the 1993 Employee Stock Purchase Plan, or the Purchase Plan. We initially reserved 400,000 shares of Common Stock for issuance to employees under the Purchase Plan. In March 1996, our Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase Plan by 400,000 shares to an aggregate of 800,000 shares. In May 1997, our Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase Plan by 400,000 shares to an aggregate of 1,200,000 shares. In May 1998, our Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase Plan by 400,000 shares to an aggregate of 1,600,000 shares. In May 2000, our Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase Plan by 400,000 shares to an aggregate of 2,000,000 shares. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from us through payroll deductions of up to 10% of his or her total compensation, at a price per share equal to 85% of the lesser of the fair market value of our Common Stock at the first day or last day of each six-month offering period. Offering periods commence on August 15 and February 15. During 2000, 1999 and 1998, we issued 102,739, 135,866, and 103,250 shares, respectively, of Common Stock under the Purchase Plan.

Pro Forma Net Income (Loss) and Net Income Per Share

   The weighted average estimated grant date fair value, as defined by FAS 123, for stock options granted under our stock option plans during 2000, 1999 and 1998 was $35.81, $11.94 and $3.87 per share, respectively. The weighted average estimated grant date fair value of stock purchase rights granted pursuant to our employee stock purchase plan during 2000, 1999 and 1998 was $9.03, $5.71 and $2.47 per share, respectively. The estimated grant date fair value disclosed by us is calculated using the Black-Scholes model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from our stock option and purchase awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

   The following weighted average assumptions are included in the estimated grant date fair value calculations for our stock option and purchase awards:


                                                               2000          1999          1998
                                                             -------       -------       -------
Stock option plans:
  Expected dividend yield .............................          0.0%          0.0%          0.0%
  Expected stock price volatility .....................        102.9%         91.0%         92.0%
  Risk free interest rate .............................         6.11%         5.53%         5.07%
  Expected life (years) ...............................         3.00          3.00          2.68


                                                               2000          1999          1998
                                                             -------       -------       -------
Stock purchase plan:
  Expected dividend yield .............................          0.0%          0.0%          0.0%
  Expected stock price volatility .....................        120.9%         87.0%         70.5%
  Risk free interest rate .............................         6.17%         4.99%         4.97%
  Expected life (years) ...............................          0.5           0.5           0.5


   Had we recorded compensation based on the estimated grant date fair value, as defined by FAS 123, for awards granted under our stock option plans and stock purchase plan, our net income and net income per share would have been reduced to the pro forma amounts below for the years ended December 31, 2000, 1999 and 1998 (in thousands, except per share amounts):


                                                               2000          1999          1998
                                                             -------       -------       -------
Net income as reported ................................      $ 2,149       $   409       $ 5,153

Pro forma net income (loss) ...........................      $(9,231)      $(3,832)      $ 1,535

Diluted net income per share as reported ..............      $  0.07       $  0.02       $  0.23

Pro forma diluted net income (loss) per share .........      $ (0.33)      $ (0.16)      $  0.07


   The pro forma effect on net income and net income per share for 2000, 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

NOTE 9 - NET INCOME PER SHARE:

   The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations:



                                                                     YEAR ENDED DECEMBER 31,
                                                             -----------------------------------
                                                              2000          1999          1998
                                                             -------       -------       -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
  BASIC NET INCOME PER SHARE:
    Net income available to Common Stockholders .......      $ 2,149       $   409       $ 5,153
                                                             =======       =======       =======
    Weighted average common shares ....................       25,868        22,968        20,928
                                                             =======       =======       =======
    Basic net income per share ........................      $   .08       $   .02       $   .25
                                                             =======       =======       =======

  DILUTED NET INCOME PER SHARE:
    Net income available to Common Stockholders .......      $ 2,149       $   409       $ 5,153
                                                             =======       =======       =======
    Weighted average common shares ....................       25,868        22,968        20,928
    Dilutive common stock equivalents .................        3,065         2,728         1,800
                                                             -------       -------       -------
    Weighted average common shares and equivalents ....       28,933        25,696        22,728
                                                             =======       =======       =======
    Diluted net income per share ......................      $   .07       $   .02       $   .23
                                                             =======       =======       =======

   Options to purchase 40,000, 416,000 and 276,630 shares of common stock were excluded from the diluted net income per share calculations for 2000, 1999 and 1998, respectively. Warrants to purchase 363,428 shares of common stock were excluded from the diluted net income per share calculations for 1999. The options and warrants were antidilutive because the exercise prices were greater than the average market price of the common shares during the respective periods.

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

   During 2000, revenue from one customer represented 12% of total revenue. During 1999, revenue from one customer represented 30% of total revenue. During 1998, revenue from two customers represented 41% and 11% of total revenue.

   Revenue from shipments to customers outside the United States, primarily in Asia Pacific, Europe and South America, represented 18%, 21% and 17% of total revenue in 2000, 1999 and 1998, respectively. Revenue from shipments to customers in Japan represented 7%, 11% and 4% of total revenue in 2000, 1999 and 1998, respectively.

   At December 31, 2000, outstanding receivables from one customer represented 18% of gross receivables. At December 31, 1999, outstanding receivables from one customer represented 26% of gross receivables.

NOTE 11 -- COMMITMENTS:

   We occupy our facilities under several non-cancelable operating lease agreements which expire in August 2009 and March 2006, respectively, and require payment of property taxes, insurance, maintenance and utilities. Total rental expense related to these operating leases were $4,089,000, $2,074,000 and $504,000 for 2000, 1999 and 1998, respectively.

   Future minimum lease payments under non-cancelable operating leases at December 31, 2000 were as follows (in thousands):


                   YEAR ENDING DECEMBER 31,
                     2001...................................    $ 4,808
                     2002...................................      4,945
                     2003...................................      5,175
                     2004...................................      5,584
                     2005...................................      5,289
                     thereafter.............................     15,212
                                                                -------
                     Total minimum lease payments...........    $41,013
                                                                =======


   During 2000, we subleased our facilities to third parties under non-cancelable sublease rent agreements, which expire in September 2001 and September 2002, respectively. Total sublease rent income for the year ended December 31, 2000 was $3,019,000. Total sublease rent income for the years ended December 31, 2001 and December 31, 2002 will be $2,855,000 and $1,667,000, respectively.

NOTE 12 - SUBSEQUENT EVENT:

   On January 23, 2001, we announced that we have entered into a definitive agreement to acquire Netopia, Inc., in a stock-for-stock merger. Under the terms of the merger agreement, each share of Netopia common stock will be converted into 0.3 shares of Proxim common stock, resulting in an aggregate purchase price of approximately $223 million, based on the closing price of our stock on January 23, 2001. The acquisition will be accounted for as a purchase transaction and is expected to be completed during late in the first calendar quarter or early in the second calendar quarter of 2001. The closing is subject to regulatory approval, Proxim and Netopia stockholder approval and customary closing conditions. Netopia designs, develops, markets and sells broadband Internet equipment solutions.

NOTE 13 - INTERIM FINANCIAL INFORMATION (UNAUDITED):

                                                                          QUARTER ENDED
                           ---------------------------------------------------------------------------------------------------------
                           MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                             1999       1999          1999            1999         2000       2000          2000           2000
                           ---------   --------   -------------   ------------   ---------   --------   -------------   -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue .................. $15,119     $16,341      $18,229        $20,378       $20,051     $24,523       $29,297        $33,627

Gross profit ............. $ 7,215     $ 7,709      $ 8,571        $ 9,377       $ 9,125     $ 8,972       $12,812        $15,226

Net income (loss) ........ $   754     $ 1,220      $ 2,300        $(3,865)      $ 2,216     $   505       $(2,542)       $ 1,970

Basic net income (loss)
     per share ........... $  0.04     $  0.05      $  0.10        $ (0.16)      $  0.09     $  0.02       $ (0.10)       $  0.07

Diluted net income (loss)
     per share ........... $  0.03     $  0.05      $  0.09        $ (0.16)      $  0.08     $  0.02       $ (0.10)       $  0.07
                           =======     =======      =======        =======       =======     =======       =======        =======

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

10.a. Information with respect to directors is incorporated by reference from the information under the caption "Election of Directors," in the Registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

10.b. Information with respect to directors and executive officers is included at the end of PART I, Item 1 on page 16 of this Report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

   Incorporated by reference from the information under the captions "Executive Compensation" in the Registrant's Proxy Statement, which will be filed, with the Securities and Exchange Commission within 120 days after December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Not Applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements: See Index to Financial Statements at Item 8. on page 36 of this Report.

   (2)  Financial Statement Schedules:  See Item 8. on page 36 of this Report.

   (3)  Exhibits:


    EXHIBIT #     DESCRIPTION OF DOCUMENT
    ---------     -----------------------
     2.1(1)       Agreement and Plan of Reorganization by and among Proxim, Inc., WS Acquisition Corp.,
                  WaveSpan Corporation and Certain Shareholders of WaveSpan Corporation dated as of November
                  30, 1999.
     3.1          Restated Certificate of Incorporation.
     3.2          Certificate of Designation of Rights Preferences and Privileges of Series A Participating
                  Preferred Stock.
     3.3          Certificate of Amendment of Restated Certificate of Incorporation.
     3.4(2)       Bylaws of Registrant.
     3.5(8)       Preferred Shares Rights Agreement.
     4.1(2)       Form of Common Stock Certificate.
     4.2(12)      Warrant to Purchase Common Stock of Proxim, Inc. issued to Intel Corporation on April 27,
                  1999.
     4.3(12)      Investor Rights Agreement dated as of April 27, 1999 between Proxim, Inc. and Intel
                  Corporation.
     4.4(12)      Warrant to Purchase Common Stock of Proxim, Inc. issued to Motorola Corporation on June 2,
                  1999.
     4.5(12)      Investor Rights Agreement dated as of June 2, 1999 between Proxim, Inc. and Motorola
                  Corporation.
     4.6(3)       Registration Rights Agreement between Proxim, Inc. and Siemens Aktiengesellshaft and
                  Siemens Information and Communication Mobile LLC dated September 27, 2000.
    10.1(2)(7)    Form of Registrant's Indemnification Agreement for Officers and Directors, Delaware.
    10.2(2)(7)    1993 Employee Stock Purchase Plan and form of Subscription Agreement.
    10.3(2)(7)    1986 Incentive Stock Option Plan and form of Stock Option Agreement.
    10.5(2)       Lease Agreement dated February 18, 1993 between Proxim and Vanni Business Park
                  Partnership.
    10.7(4)       Amendment to Lease Agreement dated August 28, 1994 between Proxim, Inc. and Vanni Business
                  Park Partnership
    10.8(5)(7)    1994 Director Option Plan and form of Subscription Agreement.
    10.9(6)(7)    1995 Long-Term Incentive Plan and form of Subscription Agreement.
    10.10(7)(9)   Change of Control Severance Agreement entered into June 18, 1998 between Registrant and
                  David C. King.
    10.12(7)(9)   Change of Control Severance Agreement entered into June 18, 1998 between Registrant and
                  Keith E. Glover.
    10.13(7)(9)   Change of Control Severance Agreement entered into June 18, 1998 between Registrant and
                  Juan Grau.
    10.14(10)     Sublease Agreement between Applied Materials , Inc. (sublandlord) and Proxim, Inc.
                  (subtenant) dated March 3, 1999.
    10.15(7)(11)  1999 Nonstatutory Stock Option Plan and form of Subscription Agreement.
    23.1          Consent of Independent Accountants.


(b)  Reports on Form 8-K:

     A current report on Form 8-K (File No. 000-22700) was filed pursuant to the Securities Exchange Act of 1934, as amended, on January 6, 2000, to report the merger of WS Acquisition Corp., a wholly owned subsidiary of the Registrant with and into WaveSpan Corporation.

     A current report on Form 8-K/A (File No. 000-22700) was filed pursuant to the Securities Exchange Act of 1934, as amended, on February 16, 2000 to report pro forma financial information related to the acquisition of WaveSpan Corporation.

(c)  Exhibits: See 14(a) above.
(d)  Financial Statement Schedules: See 14(a) above.

-----------

(1) Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2000.
(2) Incorporated by reference to the Registrant's Registration Statement No. 33-70712 filed with the Securities and Exchange Commission on December 15, 1993.
(3) Incorporated by reference to the Registrant's report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000
(4) Incorporated by reference to the Registrant's report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1994.
(5) Incorporated by reference to the Registrant's definitive proxy materials filed with the Securities and Exchange Commission on April 15, 1994.
(6) Incorporated by reference to the Registrant's Registration Statement No. 33-94910 filed with the Securities and Exchange Commission on July 19, 1995.
(7) Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 14(c) of this Report.
(8) Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission on April 7, 1997.
(9) Incorporated by reference to the Registrant's report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.
(10) Incorporated by reference to the Registrant's report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999.
(11) Incorporated by reference to the Registrant's Registration Statement No. 333-54390 on Form S-8 filed with the Securities and Exchange Commission on January 26, 2001.
(12) Incorporated by reference to the Registrant's report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 6th day of February, 2001.

                                       PROXIM, INC.


                                       By:       /s/   KEITH E. GLOVER
                                            -----------------------------------
                                           (Keith E. Glover, Vice President of
                                           Finance and Administration, and
                                           Chief Financial Officer)

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:


                  SIGNATURE                                       TITLE                            DATE
                  ---------                                       -----                            ----

             /s/   DAVID C. KING               Chairman of the Board of Directors, President  February 6, 2001
--------------------------------------------   and Chief Executive Officer (Principal
               (David C. King)                 Executive Officer)


            /s/   KEITH E. GLOVER              Vice President of Finance and Administration,  February 6, 2001
--------------------------------------------   and Chief Financial Officer (Principal
               (Keith E. Glover)               Financial and Accounting Officer)

             /s/   RAYMOND CHIN                Director                                       February 6, 2001
--------------------------------------------
               (Raymond Chin)

           /s/   LESLIE G. DENEND              Director                                       February 6, 2001
--------------------------------------------
             (Leslie G. Denend)

               /s/  GREG REYES                 Director                                       February 6, 2001
--------------------------------------------
                (Greg Reyes)

            /s/  JEFFREY D. SAPER              Director and Secretary                         February 6, 2001
--------------------------------------------
             (Jeffrey D. Saper)

                                  EXHIBIT INDEX

    EXHIBIT #     DESCRIPTION OF DOCUMENT
    ---------     -----------------------
     2.1(1)       Agreement and Plan of Reorganization by and among Proxim, Inc., WS Acquisition Corp.,
                  WaveSpan Corporation and Certain Shareholders of WaveSpan Corporation dated as of November
                  30, 1999.
     3.1          Restated Certificate of Incorporation.
     3.2          Certificate of Designation of Rights Preferences and Privileges of Series A Participating
                  Preferred Stock.
     3.3          Certificate of Amendment of Restated Certificate of Incorporation.
     3.4(2)       Bylaws of Registrant.
     3.5(8)       Preferred Shares Rights Agreement.
     4.1(2)       Form of Common Stock Certificate.
     4.2(12)      Warrant to Purchase Common Stock of Proxim, Inc. issued to Intel Corporation on April 27,
                  1999.
     4.3(12)      Investor Rights Agreement dated as of April 27, 1999 between Proxim, Inc. and Intel
                  Corporation.
     4.4(12)      Warrant to Purchase Common Stock of Proxim, Inc. issued to Motorola Corporation on June 2,
                  1999.
     4.5(12)      Investor Rights Agreement dated as of June 2, 1999 between Proxim, Inc. and Motorola
                  Corporation.
     4.6(3)       Registration Rights Agreement between Proxim, Inc. and Siemens Aktiengesellshaft and
                  Siemens Information and Communication Mobile LLC dated September 27, 2000.
    10.1(2)(7)    Form of Registrant's Indemnification Agreement for Officers and Directors, Delaware.
    10.2(2)(7)    1993 Employee Stock Purchase Plan and form of Subscription Agreement.
    10.3(2)(7)    1986 Incentive Stock Option Plan and form of Stock Option Agreement.
    10.5(2)       Lease Agreement dated February 18, 1993 between Proxim and Vanni Business Park
                  Partnership.
    10.7(4)       Amendment to Lease Agreement dated August 28, 1994 between Proxim, Inc. and Vanni Business
                  Park Partnership
    10.8(5)(7)    1994 Director Option Plan and form of Subscription Agreement.
    10.9(6)(7)    1995 Long-Term Incentive Plan and form of Subscription Agreement.
    10.10(7)(9)   Change of Control Severance Agreement entered into June 18, 1998 between Registrant and
                  David C. King.
    10.12(7)(9)   Change of Control Severance Agreement entered into June 18, 1998 between Registrant and
                  Keith E. Glover.
    10.13(7)(9)   Change of Control Severance Agreement entered into June 18, 1998 between Registrant and
                  Juan Grau.
    10.14(10)     Sublease Agreement between Applied Materials , Inc. (sublandlord) and Proxim, Inc.
                  (subtenant) dated March 3, 1999.
    10.15(7)(11)  1999 Nonstatutory Stock Option Plan and form of Subscription Agreement.
    23.1          Consent of Independent Accountants.


(b)  Reports on Form 8-K:

     A current report on Form 8-K (File No. 000-22700) was filed pursuant to the Securities Exchange Act of 1934, as amended, on January 6, 2000, to report the merger of WS Acquisition Corp., a wholly owned subsidiary of the Registrant with and into WaveSpan Corporation.

     A current report on Form 8-K/A (File No. 000-22700) was filed pursuant to the Securities Exchange Act of 1934, as amended, on February 16, 2000 to report pro forma financial information related to the acquisition of WaveSpan Corporation.

(c)  Exhibits: See 14(a) above.
(d)  Financial Statement Schedules: See 14(a) above.

-----------

(1) Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2000.
(2) Incorporated by reference to the Registrant's Registration Statement No. 33-70712 filed with the Securities and Exchange Commission on December 15, 1993.
(3) Incorporated by reference to the Registrant's report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000
(4) Incorporated by reference to the Registrant's report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 1994.
(5) Incorporated by reference to the Registrant's definitive proxy materials filed with the Securities and Exchange Commission on April 15, 1994.
(6) Incorporated by reference to the Registrant's Registration Statement No. 33-94910 filed with the Securities and Exchange Commission on July 19, 1995.
(7) Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to item 14(c) of this Report.
(8) Incorporated by reference to the Registrant's report on Form 8-K filed with the Securities and Exchange Commission on April 7, 1997.
(9) Incorporated by reference to the Registrant's report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.
(10) Incorporated by reference to the Registrant's report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999.
(11) Incorporated by reference to the Registrant's Registration Statement No. 333-54390 on Form S-8 filed with the Securities and Exchange Commission on January 26, 2001.
(12) Incorporated by reference to the Registrant's report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 1999.