Form 10-Q
period 2001-03-31
PROXIM INC /DE/
filed 2001-05-15
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Title of Class                    Outstanding as of March 31, 2001
            --------------                    --------------------------------
Common Stock, par value $.001 per share                  26,988,822

                                  PROXIM, INC.

                                      Index


PART 1 - FINANCIAL INFORMATION                                               Page
                                                                             ----
    Item 1.  Financial Statements:

        Balance Sheet at March 31, 2001 and December 31, 2000.............     3

        Statement of Operations for the Three Months Ended
          March 31, 2001 and 2000.........................................     4

        Statement of Cash Flows for the Three Months Ended
          March 31, 2001 and 2000.........................................     5

        Notes to Financial Statements.....................................     6


    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................     7


PART  II - OTHER INFORMATION

    Item 1.  Legal Proceedings............................................    22

    Item 5.  Other Information............................................    22

    Item 6.  Reports on Form 8-K..........................................    23

                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       MARCH 31,     DECEMBER 31,
                                                          2001           2000
                                                       ---------     ------------
                      ASSETS

Current assets:
  Cash and cash equivalents ......................     $  42,836      $  49,355
  Marketable securities ..........................        19,889         20,361
  Accounts receivable, net .......................        27,602         24,482
  Inventories ....................................        39,959         35,343
  Deferred tax assets ............................         3,598          3,598
  Other current assets ...........................           900            573
                                                       ---------      ---------
      Total current assets .......................       134,784        133,712

Property and equipment, net ......................         9,896          8,774
Goodwill and other intangibles ...................        36,600         38,966
Marketable securities, long-term .................           466            466
Equity investment ................................         6,306         11,000
Deferred tax assets ..............................         5,252          5,252
                                                       ---------      ---------
                                                       $ 193,304      $ 198,170
                                                       =========      =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................     $   4,324      $   6,515
  Other current liabilities ......................        10,064          5,843
                                                       ---------      ---------
       Total current liabilities .................        14,388         12,358

Long-term debt ...................................           542            542
Deferred tax liabilities .........................         3,807          3,807
                                                       ---------      ---------
      Total liabilities ..........................        18,737         16,707
                                                       ---------      ---------

Commitments

Stockholders' equity:
  Common Stock, $.001 par value, 100,000 shares
    authorized; 26,989 and 26,922 shares issued
    and outstanding                                           27             27
  Additional paid-in capital .....................       175,839        175,585
  Unrealized gains (losses) on investments .......            88            (56)
  Retained earnings (accumulated deficit) ........        (1,387)         5,907
                                                       ---------      ---------
      Total stockholders' equity .................       174,567        181,463
                                                       ---------      ---------
                                                       $ 193,304      $ 198,170
                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                          2001           2000
Revenue ..........................................      $ 29,501       $ 20,051
Cost of revenue, including amortization of
  intangible assets of $728 and $261 in
  2001 and 2000 ..................................        16,215         10,926
                                                        --------       --------
        Gross profit .............................        13,286          9,125
                                                        --------       --------

Operating expenses:
    Research and development .....................         3,085          2,816
    Selling, general and administrative ..........        11,382          3,798
    Amortization of goodwill .....................         1,638            342
                                                        --------       --------
        Total operating expenses .................        16,105          6,956
                                                        --------       --------
Income (loss) from operations ....................        (2,819)         2,169
Other income (loss):
    Interest income, net .........................           840          1,177
    Loss on investments ..........................        (5,694)            --
                                                        --------       --------
        Total other income (loss) ................        (4,854)         1,177
                                                        --------       --------

Income (loss) before income taxes ................        (7,673)         3,346
Provision (benefit) for income taxes .............          (379)         1,130
                                                        --------       --------
        Net income (loss) ........................      $ (7,294)      $  2,216
                                                        ========       ========

Basic net income (loss) per share ................      $   (.27)      $    .09
                                                        ========       ========
Weighted average common shares ...................        26,965         24,962
                                                        ========       ========
Diluted net income (loss) per share ..............      $   (.27)      $    .08
                                                        ========       ========
Weighted average common shares and equivalents ...        26,965         29,030
                                                        ========       ========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2001           2000
                                                        --------       --------
Cash flows from operating activities:
  Net income (loss) ..............................      $ (7,294)      $  2,216
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
  Loss on investments ............................         5,694             --
  Depreciation ...................................         1,011            691
  Amortization ...................................         2,366            603
  Changes in assets and liabilities:
    Accounts receivable ..........................        (3,120)          (936)
    Inventories ..................................        (4,616)        (4,121)
    Other assets .................................          (327)          (134)
    Accounts payable .............................        (2,191)          (551)
    Other liabilities ............................         4,221         (3,702)
                                                        --------       --------
        Net cash used in operating activities ....        (4,256)        (5,934)
                                                        --------       --------

Cash flows used in investing activities:
    Purchase of property and equipment ...........        (2,133)        (1,371)
    Decrease (increase) of marketable securities .           616            (71)
    Increase of equity investments ...............        (1,000)            --
                                                        --------       --------
        Net cash used in investing activities ....        (2,517)        (1,442)
                                                        --------       --------

Cash flows provided by financing activities
  from issuance of Common Stock, net .............           254          2,391
                                                        --------       --------

Net decrease in cash and cash equivalents ........        (6,519)        (4,985)
Cash and cash equivalents at beginning of period .        49,355         46,924
                                                        --------       --------
Cash and cash equivalents at end of period .......      $ 42,836       $ 41,939
                                                        ========       ========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION OF BASIS OF PRESENTATION:

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of March 31, 2001, statements of operations for the three months ended March 31, 2001 and March 31, 2000 and statements of cash flows for the three months ended March 31, 2001 and March 31, 2000 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The balance sheet at December 31, 2000 has been derived from audited financial statements. Certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - INVENTORIES (IN THOUSANDS):

                                                           MARCH 31,   DECEMBER 31,
                                                             2001          2000
                                                           ---------   ------------
     Raw materials ...................................      $22,237      $19,720
     Work-in-process .................................       13,504       13,274
     Finished goods ..................................        4,218        2,349
                                                            -------      -------
                                                            $39,959      $35,343
                                                            =======      =======

NOTE 3 - NET INCOME (LOSS) PER SHARE:

      The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations (in thousands, except per share data):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -----------------------
                                                           2001           2000
                                                         --------       --------
BASIC NET INCOME (LOSS) PER SHARE:
  Net income (loss) available to Common
    Stockholders ..................................      $ (7,294)      $  2,216
                                                         ========       ========
  Weighted average common shares ..................        26,965         24,962
                                                         ========       ========
  Basic net income (loss) per share ...............      $   (.27)      $    .09
                                                         ========       ========

DILUTED NET INCOME (LOSS) PER SHARE:
  Net income (loss) available to Common
    Stockholders ..................................      $ (7,294)      $  2,216
                                                         ========       ========
  Weighted average common shares ..................        26,965         24,962
                                                         ========       ========
  Dilutive common stock equivalents ...............            --          4,068
                                                         --------       --------
  Weighted average common shares and
    equivalents ...................................        26,965         29,030
                                                         ========       ========
  Diluted net income (loss) per share .............      $   (.27)      $    .08
                                                         ========       ========

      For the three month period ended March 31, 2001, net loss per share is computed using the weighted average number of the ordinary shares outstanding during the period. Net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options and warrants would be ant-dilutive.

NOTE 4 - POOLING OF INTEREST COMBINATION:

      In January 2000, we acquired privately-held Micrilor, Inc. We issued 292,000 shares of common stock in our merger with Micrilor. All historical financial information contained herein has been revised to reflect the acquisition. We recorded $217,000 of acquisition costs as a result of the merger in the first quarter of 2000.

NOTE 5 - IMPAIRMENT OF INVESTMENT AND FINANCING PORTFOLIOS:

      We have an investment portfolio that includes minority equity investments in numerous emerging market companies. In particular, we have invested in various privately held companies, many of which are still in the start-up or development stage. These investments are accounted for under the cost method. These investments are inherently risky because the markets for the technologies, products or services they have under development are typically in the early stages and may never develop. Furthermore, the value of our investments in these companies are subject to significant market price volatility. We may incur losses related to our investments in these companies because we record reductions in the carrying values of these investments when appropriate for other than temporary impairment.

      Due to the recent results of operations and financial condition of these companies, as well as the economic downturn in technology sectors, we recorded an impairment loss of $5.7 million against the carrying value of $12.0 million on these investments during the quarter ended March 31, 2001. If the results of operations and financial condition of these companies continue to decline, and market conditions do not improve, we may incur additional impairment charges on this investment portfolio in the future.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS:

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or loses be reported either in the income statement or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Board deferred the effective date of SFAS 133 until the first quarter for fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and inter company derivatives. We adopted SFAS 133 in the quarter ended March 31, 2001. The adoption of SFAS 133 and SFAS 138 did not have a material effect on our financial statements and related disclosures.

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

NOTE 7 - LEGAL PROCEEDINGS:

     We are currently involved in matters of litigation arising from actions taken to protect of our intellectual property rights for direct sequence wireless local area networking technology.

     On March 8, 2001, Proxim filed two lawsuits for infringement of three United States Patents for wireless networking technology: one suit in the U.S. District Court for the District of Massachusetts against Cisco Systems, Incorporated and Intersil Corporation; and one suit in the U.S. District Court for the District of Delaware against 3Com Corporation, SMC, Symbol Technologies and Wayport. These suits seek an injunction against continued infringement, damages resulting from the infringement and the defendants' conduct, interest on the damages, attorneys fees and costs, and such further relief as the respective Courts deem just and appropriate.

     On March 9, 2001, the Company filed suit with the International Trade Commission (ITC) in Washington, D.C. asking the ITC to stop the importation of products that infringe Proxim's patented wireless networking technology. Eight companies are identified in this action; Acer, Addtron, Ambicom, Compex, D-Link, Enterasys, Linksys and Melco. Proxim has notified these and other companies that Proxim believes are currently or have been infringing its patents. Intersil and Agere Systems have filed motions to intervene in the proceeding before the ITC.

     On or about April 24, 2001, Intersil Corporation and Cisco Systems, Incorporated filed suit in the U.S. District Court for the District of Delaware seeking that Proxim's patents be found invalid, unenforceable and not infringed. Intersil and Cisco are seeking damages and attorneys fees from Proxim based upon alleged breach of contract and unfair competition.

     On or about May 1, 2001, Symbol Technologies filed patent infringement counterclaims in the U.S. District Court for the District of Delaware alleging that Proxim infringes four Symbol wireless LAN patents. Symbol is seeking unspecified damages and a permanent injunction against Proxim related to its infringement claims.

    On May 9, 2001, Proxim filed to immediately remove one of the defendants, Compex, from the ITC complaint, as the result of Compex signing an agreement with Proxim to license the use of the related U.S. Patents.

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

      The following discussion should be read in conjunction with our 2000 Financial Statements and Notes thereto.


The following table presents the percentages of total revenue represented by certain line items from the Statement of Operations for the periods indicated.

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                              2001        2000
                                                             -----        -----
      Revenue .......................................        100.0%       100.0%
      Cost of revenue ...............................         55.0%        54.5%
                                                             ------       ------
              Gross profit ..........................         45.0%        45.5%
                                                             ------       ------

      Operating expenses:
          Research and development ..................         10.5%        14.1%
          Selling, general and administrative .......         38.6%        18.9%
          Amortization of goodwill ..................          5.5%         1.7%
                                                             ------       ------
              Total operating expenses ..............         54.6%        34.7%
                                                             ------       ------
      Income (loss) from operations .................         (9.6%)       10.8%
      Other income (loss):
          Interest income, net ......................          2.9%         5.9%
          Impairment losses on investments ..........        (19.3%)         --
                                                             ------       ------
              Total other income (loss) .............        (16.4%)        5.9%
                                                             ------       ------
      Income (loss) before income taxes .............        (26.0%)       16.7%
      Provision (benefit) for income taxes ..........         (1.3%)        5.6%
                                                             ------       ------
              Net income (loss) .....................        (24.7%)       11.1%
                                                             ======       ======

RESULTS OF OPERATIONS

REVENUE

      Revenue increased by 47% from $20.1 million in the first quarter of 2000 to $29.5 million in the first quarter of 2001. Revenue increased primarily due to sales from new products introduced or acquired within the past year. These products, attributable for $18.1 million of the increase in revenue and included Symphony HomeRF, Harmony, RangeLAN-DS, Stratum MP building-to-building and Macintosh connectivity products shipped in North America, Europe and Japan. The increases were partially offset by decreased revenue of $8.7 million from RangeLAN2, Symphony and 900 MHz products.

GROSS PROFIT

      Gross profit as a percentage of revenue was 45.0% in the first quarter of 2001 compared to 45.5% in the first quarter of 2000. Included in gross profit in the first quarter of 2001 was a charge of $728,000 for amortization of intangible assets related to the acquisitions. Excluding the amortization, gross profit as a percentage of revenue was 47.5% in the first quarter of 2001. Included in gross profit in the first quarter of 2000 was a charge of $261,000 for amortization of intangible assets related to the acquisition of Wavespan. Excluding the amortization, gross profit as a percentage of revenue was 46.8% in the first quarter of 2000. Excluding the respective amortization charges, gross profit as a percentage of revenue increased in the first quarter of 2001 compared to the first quarter of 2000 due to an increase in higher gross margin Harmony and Stratum MP building-to-building products partially offset by an increase in revenue from lower margin Symphony HomeRF products and a decrease in revenue from higher gross margin 900 MHz products. Gross margins will be affected by a variety of factors, including manufacturing efficiencies, the degree to which our manufacturing is outsourced, the location of manufacturing, future manufacturing licenses of our products, product mix, competitive pricing pressures, the degree of customization of individual products required by OEM customers and component and assembly costs.

RESEARCH AND DEVELOPMENT

      Research and development expenses increased by 10% from $2.8 million in the first quarter of 2000 to $3.1 million in the first quarter of 2001. Research and development expenses increased primarily due to the increased number of engineering employees, including employees added as a result of the Siemens development group acquisition, and continued investment in integrating our technology into application specific integrated circuits, or ASICs. Research and development expenses decreased as percentage of revenue in the first quarter of 2001 compared to the first quarter of 2000 primarily due to the increase in revenue. To date, all of our research and development costs have been expensed as incurred. We expect that research and development expenses will continue to increase in absolute dollars but may vary over time as a percentage of revenue.

SELLING, GENERAL AND ADMINISTRATIVE

      Selling, general and administration expenses increased by 200% from $3.8 million in the first quarter of 2000 to $11.4 million in the first quarter of 2001. Included in selling, general and administration expenses in the first quarter of 2001, was a charge of $2,950,000 for expenses related to the termination of the proposed merger with Netopia and a charge of $2,600,000 for legal expenses related to actions taken to protect of our intellectual property rights for direct sequence wireless local area networking technology. Excluding these charges selling, general and administration expenses increased by 52.6% from $3.8 million in the first quarter of 2000 to $5.8 million in the first quarter of 2001. The increase was primarily due to employees added as a result of the Farallon acquisition, hiring of additional marketing and sales personnel to support our growth, particularly our expansion into international and consumer markets, and increased trade show and promotional expenses. Excluding the charges selling, general and administrative expenses increased to 19.8% from 18.9% as a percentage of revenue in the first quarter of 2001 compared to the first quarter of 2000 primarily due to employees added as a result of the Farallon acquisition. We expect that selling, general and administrative expenses will vary over time as a percentage of revenue.

OTHER INCOME (LOSS)

INTEREST AND OTHER INCOME, NET

      Interest and other income, net decreased in the first quarter of 2001 compared to the first quarter of 2000 primarily due to lower invested cash balances.

IMPAIRMENT LOSSES ON INVESTMENTS

      Our investment portfolio includes equity investments in emerging market companies. Many of these companies are still in the start-up or development stage. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. Due to the recent results of operations and financial condition of these companies, as well as the economic downturn, we recorded an impairment loss of $5.7 million on these investments during the quarter ended March 31, 2001. If the results of operations and financial condition of these companies continue to decline, and market conditions do not improve, we may incur additional impairment charges on this investment portfolio in the future.

INCOME TAXES

      The effective tax rates in the first quarter of 2001 and 2000 were (5%) and 34%, respectively. The effective rate in the first quarter of 2001 was higher than the federal statutory rate of 35% plus the state tax rate of 6%, net of federal benefits, primarily due to impairment losses on investments and intangibles and goodwill that were not deductible for income tax purpose. The effective rate in the first quarter of 2000 was lower than the federal statutory tax rate plus the state tax rate, net of the federal benefits, primarily due to loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

      In the first quarter of 2001, $4,256,000 of cash and cash equivalents were used in operating activities, primarily to fund increases in inventories and accounts receivable and a decrease in accounts payable, partially offset by net income after the effect of non cash charges and a increase in other current liabilities. In the first quarter of 2000, $5,934,000 of cash and cash equivalents were used in operating activities, primarily to fund increases in inventories and accounts receivable and a decrease in other current liabilities, partially offset by net income after the effect of non cash charges.

      Accounts receivable increased by 12.7% from $24.5 million at December 31, 2000 to $27.6 million at March 31, 2001. Days sales outstanding in receivables increased from 67 days at December 31, 2000 to 86 days at March 31, 2001. The increase in days sales outstanding was due to the timing of shipments in the respective periods and conditions in a number of markets resulting in longer payment terms.

      Inventories increased 13.0% from $35.3 million at December 31, 2000 to $39.9 million at March 31, 2001. Inventory turns based on annualized cost of sales for the fourth quarter of 2000 and the first quarter of 2001 were 2.0 and
1.6 turns, respectively. The increase in inventories was primarily due to stocking inventory for new products as well as increased purchases to secure the supply of certain components with long lead times. Although the inventory turns ratio was lower, we believe that the quality of the inventory had not deteriorated and that inventories as of March 31, 2001 were fairly stated at the lower of cost or market.

      In the first quarters of 2001 and 2000, we purchased $2,133,000 and $1,371,000, respectively, of property and equipment. Capital expenditures in the first quarters of 2001 and 2000 were primarily for manufacturing and engineering test equipment, purchased software and leasehold improvements.

      In 2001, we made an equity investment of $1,000,000 in a start-up company developing broadband gateway solutions, the investment was accounted for under the cost method.

      In 2001 and 2000, we generated $254,000 and $2,391,000, respectively from issuance of common stock for the exercise of employee stock options and the employee stock purchase plan purchases.

      At March 31, 2001, we had working capital of $120,396,000, including $42,836,000 in cash and cash equivalents and $19,889,000 in marketable securities. We believe that our working capital and cash generated from operations, if any, will be sufficient to finance cash acquisitions which we may consider and to provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, we will consider raising additional financing. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

      -  market adoption of new technologies;

      - market adoption of radio frequency, or RF, standards-based products (such as those compliant with the HomeRF, IEEE 802.11b, IEEE 802.11a, or Bluetooth specifications);

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

WE DEPEND SIGNIFICANTLY ON A LIMITED NUMBER OF OEM CUSTOMERS.

      A substantial portion of our revenue has been derived from a limited number of customers, most of which are OEM customers. Sales to one customer in calendar year 2000 and 1999 represented approximately 12% and 30%, respectively. We expect that sales to a limited number of OEM customers will continue to account for a substantial portion of our revenue for the foreseeable future. We also have experienced quarter to quarter variability in sales to each of our major OEM customers and expect this pattern to continue in the future.

   Sales of many of our wireless networking products depend upon the decision of a prospective OEM customer to develop and market wireless solutions which incorporate our wireless technology. OEM customers' orders are affected by a variety of factors, including the following:

      -  new product introductions;

      -  regulatory approvals;

      -  end-user demand for OEM customers' products;

      -  product life cycles;

      -  inventory levels;

      -  manufacturing strategies;

      -  pricing;

      -  contract awards;

      -  competitive situations; and

      -  general economic conditions.

      For these and other reasons, the design-in cycle associated with the purchase of our wireless products by OEM customers is quite lengthy, generally ranging from six months to two years, and is subject to a number of significant risks, including customers' budgeting constraints and internal acceptance reviews, that are beyond our control. Because of the lengthy sales cycle, we typically plan our production and inventory levels based on internal forecasts of OEM customer demand, which is highly unpredictable and can fluctuate substantially. In addition, our agreements with OEM customers typically do not require minimum purchase quantities and a significant reduction, delay or cancellation of orders from any of these customers could materially and adversely affect our operating results. If revenue forecasted from a specific customer for a particular quarter is not realized in that quarter, our operating results for that quarter could be materially adversely affected. The loss of one or more of, or a significant reduction in orders from, our major OEM customers could materially and adversely affect our operating results or stock price. In this regard, in the first quarter of 2001, Intel Corporation, a HomeRF OEM customer, announced that it will offer IEEE 802.11b products for its next generation of consumer wireless networking devices. This announcement resulted in a decrease in the market price of our common stock. In addition, we can offer no assurance that we will become a qualified supplier for new OEM customers or that we will remain a qualified supplier for existing OEM customers.

THE WIRELESS LOCAL AREA NETWORKING MARKET IS INTENSELY COMPETITIVE AND SOME OF OUR COMPETITORS ARE LARGER AND BETTER ESTABLISHED.

      The wireless local area networking and building to building markets are extremely competitive and we expect that competition will intensify in the future. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors include the following: data throughput; effective RF coverage area; interference immunity; network security; network scalability; price; integration with voice technology; wireless networking protocol sophistication; ability to support industry standards; roaming capability; power consumption; product miniaturization; product reliability; ease of use; product costs; product features and applications; product time to market; product certifications; brand recognition; OEM partnerships; marketing alliances; manufacturing capabilities and experience; effective distribution channels; and company reputation.

      We could be at a disadvantage to competitors, particularly Cisco Systems and Agere Systems (formerly part of Lucent Technologies), that have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines.

      We have several competitors in our commercial wireless business, including without limitation Agere Systems, Breezecom, Cisco Systems (which acquired Aironet Wireless Communications), Intersil, Nokia, Symbol Technologies, Western Multiplex and 3COM. We also face competition from a variety of companies that offer different technologies in the nascent home networking market, including several companies developing competing wireless networking products. Additionally, numerous companies have announced their intention to develop competing products in both the commercial wireless and home networking markets, including several Asia-based companies offering low-price IEEE 802.11b products. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, we could face future competition from companies that offer products which replace network adapters or offer alternative communications solutions, or from large computer companies, PC peripheral companies, as well as other large networking equipment companies. Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. In this regard, in the first quarter of 2001, Intel Corporation, a HomeRF OEM customer, announced that it will offer IEEE 802.11b products for its next generation of consumer wireless networking devices. This announcement resulted in a decrease in the market price of our common stock. We can offer no assurance that we will be able to compete successfully against these competitors or those competitive pressures we face will not adversely affect our business or operating results.

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

WE RELY ON CONTINUOUS POWER SUPPLY TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ELECTRICAL POWER CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

      California is in the midst of an electrical power crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. These blackouts could cause disruptions to our operations and the operations of our suppliers and distributors in California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we may suffer as a result of any interruption in our power supply or the power supply of our suppliers or distributors. Power outages could disrupt our manufacturing and business operations and those of many of our suppliers and contract manufacturers, and could cause us to fail to meet production schedules and commitments to customers and other third parties. This disruption could result in damage to our current and prospective business relationships and could result in lost revenue and additional expense, thereby harming our business and our results of operations. Furthermore, the current energy crisis has caused electrical power prices to increase. If electrical power prices continue to increase, our operating expenses will likely increase, as the majority of our facilities are located in California.

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

      Revenue from shipments by us to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 20%, 18% and 21% of total revenue during the first quarter of 2001, and calendar years 2000 and 1999, respectively. We expect that revenue from shipments to international customers will vary as a percentage of total revenue.

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

WE HAVE COMMENCED UNITED STATES PATENT INFRINGEMENT AND INTERNATIONAL TRADE COMMISSION LEGAL ACTIONS AGAINST A NUMBER OF OUR COMPETITORS AND WE ARE THE SUBJECT OF COUNTERSUITS AND PATENT INFRINGEMENT COUNTERCLAIMS. SHOULD THE OUTCOME OF THIS PATENT, TRADE COMMISSION OR ANY RELATED LITIGATION BE UNFAVORABLE, WE MAY BE REQUIRED TO PAY DAMAGES AND OTHER EXPENSES, OR WE COULD BE ENJOINED FROM SELLING OUR PRODUCTS, WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

     We are currently involved in patent and International Trade Commission litigation with respect to alleged infringement of certain of our United States patent rights related to direct sequence wireless local area networking technology. This litigation has resulted in, and could in the future continue to result in, substantial costs and diversion of management resources. In addition, this litigation, if determined adversely to us, could result in the payment of substantial damages and/or royalties or prohibitions against utilization of essential technologies, and could materially and adversely affect our business, financial condition and operating results.

     On March 8, 2001, we filed two lawsuits for infringement of three United States Patents for wireless networking technology: one suit in the U.S. District Court for the District of Massachusetts against Cisco Systems, Incorporated and Intersil Corporation; and one suit in the U.S. District Court for the District of Delaware against 3Com Corporation, SMC, Symbol Technologies and Wayport. These suits seek an injunction against continued infringement, damages resulting from the infringement and the defendants' conduct, interest on the damages, attorneys fees and costs, and such further relief as the respective courts deem just and appropriate.

     On March 9, 2001, we filed suit with the International Trade Commission
(ITC) in Washington, D.C. asking the ITC to stop the importation of products that infringe our patented wireless networking technology. Eight companies are identified in this action; Acer, Addtron, Ambicom, Compex, D-Link, Enterasys, Linksys and Melco. We have notified these and other companies that we believe are currently or have been infringing our patents. On May 9, 2001, we filed to remove Compex from the ITC complaint as Compex entered into an agreement with the Company to license these patents. Intersil and Agere Systems have filed motions to intervene in the proceedings before the ITC.

     On or about April 24, 2001, Intersil Corporation and Cisco Systems, Incorporated filed suit in the U.S. District Court for the District of Delaware seeking that our patents be found invalid, unenforceable and not infringed. Intersil and Cisco are seeking damages and attorneys fees from us based upon alleged breach of contract and unfair competition.

     On or about May 1, 2001, Symbol Technologies filed patent infringement counterclaims in the U.S. District Court for the District of Delaware alleging that we infringe four Symbol wireless LAN patents. Symbol is seeking unspecified damages and a permanent injunction against us related to these infringement claims.

     The results of any litigation matter are inherently uncertain. In the event of any adverse result in the described legal actions or any other related litigation with third parties that could arise the future with respect to patents or other intellectual property rights relevant to our products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These matters are in the early stages of litigation and, accordingly, we can make no assurance that these matters will not materially and adversely affect our business, financial condition or operating results.

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

Regulatory changes by the FCC or by regulatory agencies outside the United States, including changes in the allocation of available frequency spectrum, could significantly affect our operations by restricting our development efforts, rendering current products obsolete or increasing the opportunity for additional competition. In September 1993 and in February 1995, the FCC allocated additional spectrum for personal communications services. In January 1997, the FCC authorized 300 MHz of additional unlicensed frequencies in the 5 GHz frequency range in Part 15 Subpart E which regulates U-NII devices operating in the 5.15 -- 5.35 GHz and 5.725 -- 5.825 GHz frequency bands. In August 2000, the FCC issued an amendment to Part 15 that changed the way allocated frequencies are utilized by frequency hopping spread spectrum systems. In May 2001, the FCC issued a proposal to revise its rules for 2.4 GHz spread spectrum systems and to allow new digital transmission technologies to operate pursuant to the same rules as spread spectrum systems. In addition, the Commission also granted a blanket interim waiver to allow new digital technologies that meet the existing rules for direct sequence spread spectrum systems to obtain FCC equipment certification prior to the adoption of final rules in this proceeding. These approved changes in the allocation and use of available frequency spectrum, as well as the granting of an interim waiver could create opportunities for other wireless networking products and services.

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

TO COMPETE EFFECTIVELY, WE MUST ESTABLISH AND EXPAND NEW DISTRIBUTION CHANNELS FOR OUR HOME NETWORKING PRODUCTS.

      To date, a substantial percentage of our revenue has been derived from OEM customers through our direct sales force. We sell our branded RangeLAN2 and Harmony products through domestic and international distributors. We are also establishing new distribution channels for our Symphony family of cordless home and small office networking products. Symphony products are currently sold through national retailers such as Best Buy,

CompUSA, OfficeMax, Office Depot and Staples computer retailers such as Fry's Electronics, J&R Computer World, BrandSmart, Comp-u-Tech, DataVision, Nationwide, leading computer catalogs such as CDW, MobilePlanet and PC Connection, and numerous on-line retail sites over the Internet, including our e-commerce Web site at www.proxim.com. In general, distributors and retailers offer products of several different companies, including products that may compete with our products. Accordingly, they may give higher priority to products of other suppliers, thus reducing their efforts to sell our products. Agreements with distributors and retailers are generally terminable at their option. Any reduction in sales efforts or termination of a relationship may materially and adversely affect our business and operating results. Use of distributors and retailers also entails the risk that they will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, they may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in our future operating results.

IF WE LOSE KEY PERSONNEL OR WE ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR BUSINESS OR ACHIEVE OUR OBJECTIVES.

      We are highly dependent on the technical and management skills of our key employees, in particular David C. King, Chairman, President and Chief Executive Officer, and Keith E. Glover, Vice President of Finance and Chief Financial Officer. We do not have employment agreements with or life insurance on the life of, either person. In addition, given the rapid technological change in this industry, we believe that the technical expertise and creative skills of our engineers and other personnel are crucial in determining our future success. The loss of the services of any key employee could adversely affect our business and operating results. Our success also depends in large part on a limited number of key marketing and sales employees and on our ability to continue to attract, assimilate and retain additional highly talented personnel. Competition for qualified personnel in the wireless data communications and networking industries is intense. We can offer no assurance that we will be successful in retaining our key employees or that we can attract, assimilate or retain the additional skilled personnel as required.

WE HAVE RECORDED LOSSES AS A RESULT OF IMPAIRMENT OF SOME OF OUR EQUITY INVESTMENTS AND MAY INCUR ADDITIONAL LOSSES IN THE FUTURE, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.

      We have an investment portfolio that includes minority equity investments in companies operating in emerging markets which we believe may be strategic to us. In particular, we have invested in various privately held companies, many of which are still in the start-up or development stage. These investments are inherently risky because the markets for the technologies, products or services that these companies are developing are typically in the early stages and may never develop or may not develop as we anticipate. Furthermore, the value of our investments in these companies are subject to significant market price volatility. We may incur losses related to our investments in these companies because we record reductions in the carrying values of these investments when appropriate for other than temporary impairment. We have recorded impairment charges related to our equity investments of $5.7 million, $2.5 million and $2.0 million during the first quarter of 2001, and calendar years 2000 and 1999, respectively. If the results of operations and financial condition of these companies continue to decline, and market conditions do not improve, we may incur additional impairment charges on this investment portfolio in the future.

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

      - announcements of technological innovations or new products or enhancements by us, our OEM customers or our competitors;

      - developments related to patents, copyrights or other intellectual property rights;

      -  developments related to regulatory matters;

      -  developments related to patent litigation; and

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

      On March 8, 2001, Proxim filed two lawsuits for infringement of three United States Patents for wireless networking technology: one suit in the U.S. District Court for the District of Massachusetts against Cisco Systems, Incorporated and Intersil Corporation; and one suit in the U.S. District Court for the District of Delaware against 3Com Corporation, SMC, Symbol Technologies and Wayport. These suits seek an injunction against continued infringement, damages resulting from the infringement and the defendants' conduct, interest on the damages, attorneys fees and costs, and such further relief as the respective Courts deem just and appropriate.

      On March 9, 2001, the Company filed suit with the International Trade Commission (ITC) in Washington, D.C. asking the ITC to stop the importation of products that infringe Proxim's patented wireless networking technology. Eight companies are identified in this action; Acer, Addtron, Ambicom, Compex, D-Link, Enterasys, Linksys and Melco. Proxim has notified these and other companies that Proxim believes are currently or have been infringing its patents. Intersil and Agere Systems have filed motions to intervene in the proceedings before the ITC.

      On or about April 24, 2001, Intersil Corporation and Cisco Systems, Incorporated filed suit in the U.S. District Court for the District of Delaware seeking that Proxim's patents be found invalid, unenforceable and not infringed. Intersil and Cisco are seeking damages and attorneys fees from Proxim based upon alleged breach of contract and unfair competition.

      On or about May 1, 2001, Symbol Technologies filed patent infringement counterclaims in the U.S. District Court for the District of Delaware alleging that Proxim infringes four Symbol wireless LAN patents. Symbol is seeking unspecified damages and a permanent injunction against Proxim related to its infringement claims.

      On May 9, 2001, Proxim filed to immediately remove one of the defendants, Compex, from the ITC complaint, as the result of Compex signing an agreement with Proxim to license the use of the related U.S. Patents.

ITEM 5. OTHER INFORMATION

      Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, the proxies of management would be allowed to use their discretionary voting authority with respect to any non Rule 14a-8 stockholder proposal raised at our annual meeting of stockholders, without any discussion of the matter in the proxy statement, unless the stockholder has notified us of such proposal at least 45 days prior to the month and day on which we mailed our prior year's proxy statement. Since we mailed its proxy statement for the 2001 annual meeting of stockholders on April 24, 2001, the deadline for receipt of any such stockholder proposal for the 2002 annual meeting of stockholders is March 16, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits:

      None.

B.    Reports on Form 8-K:

The Company filed five reports on Form 8-K during the quarter ended March 31, 2001. Information regarding the items reported on is as follows:

DATE              ITEM REPORTED ON
----              ----------------

January 8, 2001   In connection with the acquisition of Wavespan Corporation the company filed amended financial statements.

January 31, 2001  The company announced Agreement and Plan of Reorganization between Proxim, Inc. and Netopia, Inc.

March 9, 2001     The company announced actions that it has taken to protect its intellectual property rights for direct sequence wireless
                  local area networking (WLAN) technology.

March 16, 2001    The company announced a guarantee in favor of an investment bank.

March 23, 2001    The company announced mutual termination of the Agreement and
                  Plan of Reorganization and related agreements between Proxim,
                  Inc. and Netopia, Inc.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 15th day of May 2001.


                                          PROXIM, INC.


                                          By: /s/ Keith E. Glover
                                             ----------------------------------
                                                  Keith E. Glover,
                                                  Vice President of Finance and
                                                  Administration and
                                                  Chief Financial Officer


Dated: May 15, 2001