Form 10-Q
period 2001-06-30
PROXIM INC /DE/
filed 2001-08-14
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                  Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Title of Class                        Outstanding as of June 30, 2001

Common Stock, par value $.001 per share                  27,051,545

                                  PROXIM, INC.

                                      Index

PART 1 - FINANCIAL INFORMATION                                                                          Page

     Item 1.  Financial Statements:

         Balance Sheet at June 30, 2001 and December 31, 2000......................................      3

         Statement of Operations for the Three Months Ended and Six Months Ended
           June 30, 2001 and 2000..................................................................      4

         Statement of Cash Flows for the Six Months Ended
           June 30, 2001 and 2000..................................................................      5
         Notes to Financial Statements.............................................................      6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................     11


PART  II - OTHER INFORMATION

     Item 1.  Legal Proceedings....................................................................     30

     Item 4.  Submission of Matters to a Vote of Security Holders..................................     30

     Item 5.  Other Information....................................................................     31

     Item 6.  Exhibits and Reports on Form 8-K.....................................................     32

                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                              JUNE 30,      DECEMBER 31,
                                                                                                 2001          2000

                                     ASSETS

                    Current assets:
                        Cash and cash equivalents.....................................         $  29,104     $  49,355
                        Marketable securities.........................................            13,124        21,233
                        Accounts receivable, net......................................            26,476        24,482
                        Inventories...................................................            18,835        35,343
                        Deferred tax assets...........................................               --          3,598
                        Other current assets..........................................               864           573
                                                                                             -----------   -----------
                            Total current assets......................................            88,403       134,584

                    Property and equipment, net.......................................            10,096         8,774
                    Goodwill and other intangibles....................................            23,882        38,966
                    Marketable securities, long-term..................................               466           466
                    Investments.......................................................             7,780         9,000
                    Deferred tax assets...............................................                --         5,252
                                                                                             -----------   -----------
                                                                                               $ 130,627     $ 197,042
                                                                                             ===========   ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                    Current liabilities:
                        Accounts payable..............................................       $     6,194   $     6,515
                        Other current liabilities.....................................            13,961         5,843
                                                                                             -----------   -----------
                             Total current liabilities................................            20,155        12,358

                    Long-term debt....................................................               542           542
                    Deferred tax liabilities..........................................                --         3,807
                                                                                             -----------   -----------
                            Total liabilities.........................................            20,697        16,707
                                                                                             -----------   -----------
                    Commitments

                    Stockholders' equity:
                        Common Stock, $.001 par value, 100,000 shares authorized; 27,052
                           and 26,922 shares issued and outstanding...................                27            27
                        Additional paid-in capital....................................           176,203       175,585
                        Unrealized losses on investments..............................              (456)       (1,184)
                        Retained earnings (accumulated deficit).......................           (65,844)        5,907
                                                                                             ------------  -----------
                            Total stockholders' equity................................           109,930       180,335
                                                                                             -----------   -----------
                                                                                             $   130,627   $   197,042
                                                                                             ===========   ===========





   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                           2001           2000            2001           2000
                                                                      -------------- --------------  -------------- ---------
      Revenue..................................................       $  23,250      $  24,523       $  52,751      $  44,574
      Cost of revenue...............................................     13,322         13,285          28,809         23,950
      Amortization of intangible assets.........................            724            407           1,452            668
      Provision for excess and obsolete inventory............            44,000          1,859          44,000          1,859
                                                                      -----------    -----------     -----------    -----------
              Total cost of revenue.............................         58,046         15,551          74,261         26,477
                                                                      -----------    -----------     -----------    -----------
              Gross profit (loss)...............................        (34,796)         8,972         (21,510)        18,097
                                                                      ------------   -----------     ------------   -----------

      Operating expenses:
          Research and development.............................           3,270          2,889           6,355          5,705
          Purchased in-process research and development...                   --            491              --            491
          Selling, general and administrative..................           7,952          4,468          19,334          8,266
          Restructuring charges................................             550             --             550             --
          Impairment of goodwill and intangible assets.........          10,372             --          10,372             --
          Amortization of goodwill.............................           1,622            672           3,260          1,132
                                                                      -----------    -----------     -----------    -----------
              Total operating expenses.........................          23,766          8,520          39,871         15,594
                                                                      ---------      -----------     ---------      -----------
      Income (loss) from operations............................         (58,562)           452         (61,381)         2,503

         Interest income, net..................................             527          1,145           1,367          2,322
          Impairment losses on investments.....................          (1,000)            --          (6,694)            --
                                                                      ------------   -----------     ------------   -----------

      Income (loss) before income taxes........................         (59,035)         1,597         (66,708)         4,825
      Provision for income taxes...............................           5,422          1,210           5,043          2,340
                                                                      -----------    -----------     -----------    -----------
              Net income (loss)................................       $ (64,457)     $     387       $ (71,751)     $    2,485
                                                                      ==========     ===========     ==========     ==========

      Basic net income (loss) per share........................       $   (2.38)     $       .02     $   (2.66)     $      .10
                                                                      ===========    ============    ===========    ============
      Weighted average common shares...........................          27,037           25,330        27,001          25,146
                                                                      ===========    ============    ===========    ============
      Diluted net income (loss) per share......................       $   (2.38)     $      .01      $    (2.66)    $      .09
                                                                      ===========    ============    ===========    ============
      Weighted average common shares and equivalents...........          27,037           28,746        27,001         28,852
                                                                      ===========    ============    ===========    ============











   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                                2001            2000
                                                                                           --------------  ---------
                Cash flows from operating activities:

                  Net income (loss)....................................................     $  (71,751)     $    2,485
                  Adjustments to reconcile net income (loss) to net cash
                     used in operating activities:
                  Impairment losses on investments.....................................          6,694              --
                  In-process research and development..................................             --             491
                  Depreciation.........................................................          1,928           1,424
                  Amortization.........................................................          4,712           1,800
                  Provision for excess and obsolete inventory..........................         44,000           1,859
                  Provision for allowance for doubtful accounts........................          2,000              --
                  Provision for restructuring costs....................................            550              --
                  Impairment of goodwill and intangible assets.........................         10,372              --
                  Deferred taxes.......................................................          5,043              --
                  Changes in assets and liabilities:
                    Accounts receivable................................................         (3,994)         (5,485)
                    Inventories........................................................        (20,992)        (11,875)
                    Other assets.......................................................           (291)           (261)
                    Accounts payable...................................................           (321)            558
                    Other liabilities..................................................          1,068          (2,469)
                                                                                           -----------     ------------
                        Net cash used in operating activities..........................        (20,982)        (11,473)
                                                                                           ------------    ------------
                Cash flows used in investing activities:
                    Purchase of property and equipment.................................         (3,250)         (2,078)
                    Decrease of marketable securities..................................          7,863             977
                    Increase of investments............................................         (4,500)         (4,000)
                    Cash paid for acquisition of Farallon Communications, Inc. ........             --          (2,907)
                                                                                           -----------     ------------
                        Net cash provided by (used in) investing activities............            113          (8,008)
                                                                                           -----------     ------------
                Cash flows provided by financing activities from issuance
                  of Common Stock, net.................................................            618           2,928
                                                                                           -----------     -----------
                Net decrease in cash and cash equivalents..............................        (20,251)        (16,553)
                Cash and cash equivalents at beginning of period.......................         49,355          46,924
                                                                                           -----------     -----------
                Cash and cash equivalents at end of period.............................     $   29,104      $   30,371
                                                                                           ===========     ===========










   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1  - BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of June 30, 2001, statements of operations for the three months ended and six months ended June 30, 2001 and June 30, 2000 and statements of cash flows for the six months ended June 30, 2001 and June 30, 2000 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The balance sheet at December 31, 2000 has been derived from audited financial statements. Certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - MARKETABLE SECURITIES (IN THOUSANDS):

     Marketable securities consist of corporate bonds, time deposits and an equity investment in a wireless services company for China. They are recorded at fair value, which is determined based on quoted market prices.

     In October 2000 the Company invested $2.0 million in a wireless services company for China. The Company originally classified this investment as a long-term investment but then reclassified the investment in the accompanying balance sheet as of December 31, 2000 to marketable equity securities with the $1,128,000 difference between the cost and the market value as of that date being included as an unrealized loss on investments in stockholders' equity. During the three months ended March 31, 2001, the Company recorded an impairment charge of $974,000 which reflected an other-than-temporary decline in value based on a sustained reduction in the quoted market price which was less than the cost per share. As of June 30, 2001, the unrealized loss on this investment included as a component of stockholders' equity amounted to $513,000.

                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     2001                2000
                                                                                     ----                ----
    Marketable securities:
      Corporate bonds and time deposits.....................................      $ 13,077           $ 20,827
      Equity investment in a wireless services company for China............           513                872
      Less: long-term portion...............................................          (466)              (466)
                                                                                  -----------        ----------
      Current portion.......................................................      $ 13,124           $ 21,233
                                                                                  ===========        ==========

NOTE 3 - INVENTORIES (IN THOUSANDS):

     The Company recorded a provision for excess and obsolete inventory, including purchase commitments, totaling $44.0 million during the second quarter of 2001, of which $37.5 million related to excess inventory and $6.5 related to purchase commitments. The provision related to raw materials, work-in-process and finished goods totaling $27.2 million, $6.5 million and $3.8 million, respectively. Inventory purchases and commitments are based upon future sales forecast. To mitigate the component supply constraints that have existed in the past, the Company built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess inventory charge was due to the following factors:

     - A sudden and significant decrease in demand for the Company's products;

     - Notification from customers that they would not be ordering as much as they had previously indicated;

     - An unexpected and significant decline in the forecasted revenue for at least the next twelve months;

     - A dramatic increase in competition for networking products, particularly related to home networking and enterprise wireless LANs; and

     - A decline in demand for fixed wireless solutions due to the worldwide slowdown in the telecom industry as well as limited funding for wireless Internet service providers.

     Due to these factors inventory levels exceeded the Company's requirements based on current 12-month sales forecasts. This additional excess inventory charge was calculated based on the inventory levels in excess of 12-month demand for each specific product family. The Company does not currently anticipate that the excess inventory subject to this provision will be used at a later date based on our current 12-month demand forecast. The Company uses a 12-month demand forecast because the wireless communications industry is characterized by rapid technological changes such that if the Company has not sold a product after a 12-month period it is unlikely that the product will be sold. In addition, during the second quarter of 2000 the Company recorded a provision for inventory totaling $1.9 million during the second quarter of 2000 related to first generation IEEE 802.11 inventories.

                                                    JUNE 30,       DECEMBER 31,
                                                      2001            2000
                                                  -----------     ------------


   Raw  materials.................................   $  4,544        $ 19,720
      Work-in-process.............................      2,804          13,274
   Finished goods.................................     11,487           2,349
                                                  -----------     ------------
                                                     $ 18,835        $ 35,343
                                                  ===========     ============


NOTE 4 - NET INCOME (LOSS) PER SHARE:

     The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations (in thousands, except per share data):

                                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30,                    JUNE 30,
                                                                     2001          2000          2001          2000

BASIC NET  (LOSS) INCOME PER SHARE:

  Net income (loss) available to Common Stockholders...            $(64,457)         $ 387     $(71,751)       $ 2,485
                                                                   =========      ========    ==========       =======
  Weighted average common shares..........................           27,037         25,330        27,001        25,146
                                                                   =========      =========   ===========      ========
  Basic net (loss) income per share...........................      $ (2.38)         $ .02      $ (2.66)         $ .10
                                                                   =========      ========    ==========       =======

DILUTED NET (LOSS) INCOME PER SHARE:

  Net income (loss) available to Common Stockholders..             $(64,457)         $ 387     $(71,751)       $ 2,485
                                                                   =========         =====     =========       =======
  Weighted average common shares.........................            27,037         25,330       27,001        25,146
  Dilutive common stock equivalents........................              --          3,416           --         3,706
                                                                   ---------       --------    ---------       -------
  Weighted average common shares and equivalents......               27,037         28,746       27,001         28,852
                                                                   ===========     == ======   ===========     =======
  Diluted net (loss) income per share........................      $  (2.38)         $ .01      $ (2.66)        $ .09
                                                                   ===========     =========   ===========     =======

For the three and six months ended June 30, 2001, net loss per share was computed using the weighted average number of ordinary shares outstanding during the period. Net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options and warrants would be anti-dilutive.

NOTE 5 - ACQUISITION OF FARALLON:

     In June 2000, the Company acquired Farallon Communications, Inc., a privately-held corporation located in California for 121,655 shares of the Company's common stock and $4 million of cash. The total purchase price was $14.9 million, including acquisition costs of $900,000, and the acquisition was accounted for as a purchase. The results of operations of Farallon and the estimated fair value of the assets acquired and liabilities assumed are included in financial statements from the date of acquisition. Intangible assets arising from the acquisition are being amortized on a straight-line basis over one to five years. Approximately $491,000 of the purchase price represented acquired in-process technology that had not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition.

     During the second quarter of 2001, because of the recent decline in forecasted revenue the Company took a charge for the impairment of goodwill and purchased intangible assets related to the Farallon purchase transaction. The impairment analysis indicated that the carrying amount of the goodwill and purchased intangible assets will not be fully recovered through estimated undiscounted future operating cash flows. As a result, an impairment charge of $10.4 million was recorded in the second quarter of 2001, measured as the amount by which the carrying amount for goodwill and purchased intangible assets exceeded the present value of the estimated future cash flows.

NOTE 6 - INVESTMENTS AND IMPAIRMENT:

     The following table summarizes the activity in the Company's investment portfolio and the carrying value as of December 31, 2000 and June 30, 2001 (in thousands):

                                                            DECEMBER 31,
                                                               2000                          SIX MONTHS ENDED
                                                             CARRYING                         JUNE 30, 2001        CARRYING
                                                              VALUE            INVESTED         IMPAIRMENT          VALUE
Broadband gateway company                                    $4,000             $1,000            $2,000            $3,000
Mobile wireless service provider                              5,000                                2,720             2,280
802.11a chipset company                                          --              2,000                --             2,000
Wireless Internet appliances company                             --              1,000               500               500
Fixed wireless service provider                                  --                500               500                --
                                                             ------             ------            ------            ------
                                                             $9,000             $4,500            $5,720            $7,780
                                                             ------             ------            ------            ------


NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS:

         In July 2001, the FASB issued two statements (Statement No. 141 - Business Combinations; and Statement No. 142 - Goodwill and Other Intangible Assets). These statements:

     - Prohibit use of the pooling-of-interest method. All business combination should be accounted for using the purchase method of accounting.

     - Establish a new accounting standard for goodwill acquired in a business combination. It continues to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by APB Opinion No. 17, "Intangible Assets."

     - Establish a new method of testing goodwill for impairment. It requires that goodwill be separately tested for impairment using a fair-value-bases approach. Goodwill would be tested for impairment at a level referred to as a reporting unit, generally a level lower than that of the total entity.

     - Require that a benchmark assessment be performed in certain circumstances. That assessment would establish the methods and assumptions that would be used to test goodwill for impairment. Goodwill of a reporting unit would be tested for impairment when events and circumstances occur indicating that it might be impaired. Goodwill related to long-lived assets to be held and used would no longer be allocated to those assets when they are tested for impairment as currently required by SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of."

Proposed SFAS No. 141 would be effective as follows:

     - The provisions of this Statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method of accounting for these transactions is prohibited.

     - The provisions of the Statement also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001, or later).

     - All of the provisions of SFAS No. 142 should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been issued previously. In all cases, the Provisions of this Statement initially should be applied at the beginning of the fiscal year. Retroactive application is not permitted.

NOTE 8 - REVENUE INFORMATION:

     The Company's products are grouped into three product lines:
Enterprise/Commercial indoor networking; Home and Small Office (SOHO) networking; and Building-to-Building fixed wireless. The Enterprise/Commercial indoor network product line includes 900 MHz, RangeLAN, Harmony and commercial Farallon products. The Home/SOHO product line includes Symphony, Symphony HomeRF products and consumer Farallon products. The Building-to-Building fixed wireless product line includes Stratum and Stratum MP products. Revenue information by product line is as follows (in thousands):

                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                         JUNE 30,                    JUNE 30,                     YEAR ENDED DECEMBER 31,
PRODUCT LINE                         2001          2000          2001          2000           2000           1999          1998
------------                         ----          ----          ----          ----           ----           ----          ----
Enterprise/Commercial...           $10,050       $17,880       $26,651        $34,597        $72,218       $62,104       $49,630
Home/SOHO...............            11,000         4,092        21,120          6,366         25,187         6,018            81
Building-to-Building......           2,200         2,551         4,980          3,611         10,093         1,945         2,336
                                   ---------     ---------     ---------     ----------     ----------     ---------     ---------
        Total revenue              $23,250       $24,523       $52,751        $44,574       $107,498       $70,067       $52,047
                                   ---------     ---------     ---------     ----------     ----------     ---------     ---------


     The Company sells its products worldwide through a direct sales force, independent distributors, and value-added resellers. It currently operates in three geographic regions: United States; Europe; and Asia Pacific. Revenues outside of the United States are primarily export sales denominated in United States dollars. Disaggregated financial information regarding the Company's revenue by geographic region is as follows (in thousands):

                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                         JUNE 30,                    JUNE 30,                     YEAR ENDED DECEMBER 31,
GEOGRAPHIC REGION                   2001          2000          2001          2000           2000           1999          1998
-----------------                   ----          ----          ----          ----           ----           ----          ----
United States...............      $13,143       $21,302       $36,246        $36,738        $88,148       $55,353       $43,199
Europe.......................       7,225         1,421        10,809          2,904         11,825         7,007         6,766
Asia Pacific.................       2,882         1,800         5,696          4,932          7,525         7,707         2,082
                                  -------       -------       -------        -------       --------       -------       -------
        Total revenue             $23,250       $24,523       $52,751        $44,574       $107,498       $70,067       $52,047
                                  -------       -------       -------        --------      --------       -------       -------

NOTE 9 - LEGAL PROCEEDINGS:

     The Company is currently involved in matters of litigation arising from actions taken to protect the Company's intellectual property rights for direct sequence wireless local area networking technology.

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

    On or about May 31, 2001 Agere System Inc, filed suit in the U.S. District Court for the District of Delaware alleging that Proxim infringes three Agere patents. Agere is seeking unspecified damages and a permanent injunction against Proxim related to its infringement claims.

NOTE 10 - TERMINATED MERGER COSTS AND LEGAL EXPENSE RELATED TO INTELLECTUAL PROPERTY RIGHTS:

     During the three months ended March 31, 2001, the Company recorded a charge of $2,950,000 for expenses related to the termination of the proposed merger with Netopia and a charge of $2,600,000 for legal expenses related to actions taken to protect the Company's intellectual property rights for direct sequence wireless local area networking technology. The charges will be substantially paid by the end of third quarter of 2001. The following is a summary of the amount paid as of June 30, 2001 (in thousands):

                                                                                                     ACCRUED BALANCE
                                                                                                           AT
                                                                   TOTAL CHARGE      AMOUNT PAID      JUNE 30, 2001
   Legal expense related to Intellectual Property Rights..              $ 2,600           $ 2,600            $   --
   Termination of proposed merger with Netopia..........                  2,950             1,133             1,817
                                                                   ------------     -------------      --------------
                                                                        $ 5,550           $ 3,733           $ 1,817
                                                                   ============     =============      ==============

NOTE 11 - INCOME TAXES:

     The income tax provision for the three and six month periods ended June 30, 2001 is primarily due to establishing a valuation allowance to offset deferred tax assets continuing from December 31, 2000. As a result of the losses incurred there is significant uncertainty whether a benefit of the deferred tax assets can be realized. The Company is not able to carry back losses to prior years and claim income tax refunds. Accordingly, the Company believes that it is necessary to establish a full valuation allowance. The effective tax rates in the second quarter and first six months ended June 30, 2000 were 76% and 48%, respectively. The effective rate in the second quarter and first six months ended June 30, 2000 was higher than the federal statutory rate of 35% plus the state tax rate of 6%, net of federal benefits, primarily due to impairment losses on investments and intangibles and goodwill that were not deductible for income tax purpose.

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

                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                           2001           2000            2001           2000
                                                                      --------------  -------------  -------------- ------------
      Revenue..................................................            100.0%          100.0%         100.0%         100.0%
      Cost of revenue..........................................             57.3%           54.2%          54.6%          53.7%
      Amortization of intangible assets........................              3.1%            1.6%           2.8%           1.5%
      Provision for excess and obsolete inventory..........                189.2%            7.6%          83.4%           4.2%
                                                                      --------------  -------------  -------------- ------------
              Total cost of revenue............................            249.6%           63.4%         140.8%          59.4%
                                                                      --------------  -------------  -------------- ------------
              Gross profit (loss)..............................           (149.6%)          36.6%         (40.8%)         40.6%
                                                                      --------------  -------------  -------------- ------------
      Operating expenses:
          Research and development.............................             14.1%           11.8%          12.0%          12.8%
          Purchased in-process research and development...                    --             2.0%            --            1.1%
          Selling, general and administrative..................             34.2%           18.2%          36.7%          18.5%
          Restructuring charges................................              2.4%             --            1.0%            --
          Impairment of goodwill and intangible assets.........             44.6%             --           19.7%            --
          Amortization of goodwill.............................              7.0%            2.7%           6.2%            2.6%
                                                                      --------------  -------------  -------------- ------------
              Total operating expenses.........................            102.3%           34.7%          75.6%          35.0%
                                                                      --------------  -------------  -------------- ------------
      Income (loss) from operations............................           (251.9%)           1.9%        (116.4%)           5.6%
                                                                      --------------  -------------  -------------- ------------
         Interest income, net..................................
                                                                             2.3%            4.7%           2.6%           5.2%
          Impairment losses on investments.....................             (4.3%)            --          (12.7%)           --
                                                                      --------------  -------------  -------------- ------------
      Income (loss) before income taxes........................           (253.9%)           6.6%        (126.5%)         10.8%
      Provision for income taxes...............................             23.3%            5.0%           9.5%           5.2%
                                                                      --------------  -------------  -------------- ------------
              Net income (loss)................................           (277.2%)           1.6%        (136.0%)          5.6%
                                                                      ==============  =============  ==============  =============

RESULTS OF OPERATIONS

REVENUE

     We have grouped our products into three product lines:
Enterprise/Commercial indoor networking; Home and Small Office (SOHO) networking; and Building-to-Building fixed wireless. The Enterprise/Commercial indoor network product line includes 900 MHz, RangeLAN, Harmony and commercial Farallon products. The Home/SOHO product line includes Symphony, Symphony HomeRF products and consumer Farallon products. The Building-to-Building fixed wireless product line includes Stratum and Stratum MP products. Revenue information by product line is as follows (in thousands):

                                               THREE MONTHS ENDED         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     MARCH 31,                  JUNE 30,                     JUNE 30,
PRODUCT LINE                                           2001               2001           2000           2001          2000
------------                                           ----               ----           ----           ----          ----
Enterprise/Commercial...................           $ 16,601           $ 10,050       $ 17,880      $ 26,651       $ 34,597
Home/SOHO...............................             10,120             11,000          4,092        21,120          6,366
Building-to-Building......................            2,780              2,200          2,551         4,980          3,611
                                                    -------           --------       --------      --------       --------

        Total revenue                              $ 29,501           $ 23,250       $ 24,523      $ 52,751       $ 44,574
                                                   ========           ========       ========      ========       ========


Three months ended June 30, 2001 and 2000

     Revenue decreased by 5% from $24.5 million in the second quarter of 2000 to $23.3 million in the second quarter of 2001. Revenue decreased primarily due to decreased sales of products that we have been selling for several years partially offset by increased sales of new products introduced or acquired within the past year. Revenue from products that we have been selling for several years decreased by $11.1 million and included RangeLAN2 and 900 MHz products, as well as Symphony wireless home networking products. This decrease was partially offset by increase revenue from new products introduced or acquired within the past year of $9.9 million and include Symphony HomeRF, Harmony, RangeLAN-DS and Stratum MP building-to-building products. The changes in revenue were primarily driven by the changes in the number of units sold. The impact of the change in the average selling prices was minor. We expect revenue from new products introduced or acquired within the past year to continue to increase offset by decreases in RangeLAN2, Symphony and 900 MHz products.

     Revenue decreased by 44% in the Enterprise/Commercial indoor network product line from the second quarter of 2000 to the second quarter of 2001 primarily due to decreased sales of products that we have been selling for several years. Revenue increased 169% in the Home/SOHO product line from the second quarter of 2000 to the second quarter of 2001 primarily due to increase sales of new products developed internally within the past year partially offset by decreased revenue from products that we have been selling for several years. Revenue decreased 14% in the Building-to-Building fixed wireless product line from the second quarter of 2000 to the second quarter of 2001 primarily due to decreased unit shipments for products we offer now because of businesses we acquired.

Six months ended June 30, 2001 and 2000

     Revenue increased by 18% from $44.6 million in the first six months of 2000 to $52.8 million in the first six months of 2001. Revenue increased primarily due to sales from new products introduced or acquired within the past year partially offset by decreased sales of products that we have been selling for several years. Revenue from new products introduced or acquired within the past year, increased by $23.0 million and included Symphony HomeRF, Harmony, RangeLAN-DS, Stratum MP building-to-building and Macintosh connectivity products. The increases were partially offset by decreased revenue from products that we have been selling for several years of $14.8 million and include RangeLAN2, Symphony and 900 MHz products.

     Revenue decreased by 23% in the Enterprise/Commercial indoor network product line from the first six months of 2000 to the first six months of 2001 primarily due to decreased sales on products that we have been selling for several years. Revenue increased 232% in the Home/SOHO product line from the first six months of 2000 to the first six months of 2001 primarily due to increase sales of new products developed internally within the past year partially offset by decreased revenue from products that we have been selling for several years. Revenue increased 38% in the Building-to-Building fixed wireless product line from the first six months of 2000 to the first six months of 2001 primarily due to increased unit shipments for products we offer now because of businesses we acquired.

Three months ended June 30, 2001 and March 31, 2001

     Revenue decreased by 21% from $29.5 million in the first quarter of 2001 to $23.3 million in the second quarter of 2001. Revenue decreased primarily due to decreased sales of products that we have been selling for several years and acquired home networking products partially offset by increased sales of new products introduced or acquired within the past year. Revenue from products that we have been selling for several years decreased by $8.7 million and included RangeLAN2, Symphony and Farallon wireless home networking products. This decrease was partially offset by increase revenue from new products introduced or acquired within the past year of $2.5 million and include Symphony HomeRF, Harmony and RangeLAN-DS products.

     Revenue decreased by 39% in the Enterprise/Commercial indoor network product line from the first quarter of 2001 to the second quarter of 2001 primarily due to decreased sales of products that we have been selling for several years. Revenue increased 9% in the Home/SOHO product line from the first quarter of 2001 to the second quarter of 2001 primarily due to increased unit shipments on new products developed internally within the past year partially offset by decreased revenue from products that we have been selling for several years. Revenue decreased 21% in the Building-to-Building fixed wireless product line from the first quarter of 2001 to the second quarter of 2001 primarily due to decreased unit shipments for products we offer now because of businesses we acquired.

PROVISION FOR EXCESS AND OBSOLETE INVENTORY

     We recorded a provision for excess and obsolete inventory, including purchase commitments, totaling $44.0 million during the second quarter of 2001, of which $37.5 million related to excess inventory and $6.5 related to purchase commitments. The provision related to raw materials, work-in-process and finished goods totaling $27.2 million, $6.5 million and $3.8 million, respectively. Inventory purchases and commitments are based upon future sales forecast. To mitigate the component supply constraints that have existed in the past, we built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess inventory charge was due to the following factors:

     -    sudden and significant decrease in demand for our products;

     - Notification from customers that they would not be ordering as much as they had previously indicated;

     - an unexpected and significant decline in the forecasted revenue for at least the next twelve months;

     - dramatic increase in competition for networking products, particularly related to home networking and enterprise LANs; and

     - the decline in demand for fixed wireless solutions due to the worldwide slowdown in the telecom industry.

     Due to these factors inventory levels exceeded our requirements based on current 12-month sales forecasts. This additional excess inventory charge was calculated based on the inventory levels in excess of 12-month demand for each specific product family. We do not currently anticipate that the excess inventory subject to this provision will be used at a later date based on our current 12-month demand forecast. We use a 12-month demand forecast because the wireless communications industry is characterized by rapid technological changes such that if we have not sold a product after a 12-month period it is unlikely that the product will be sold. We recorded a provision for inventory totaling $1.9 million during the second quarter of 2000 related to first generation IEEE
802.11 inventories.

GROSS PROFIT (LOSS)

     Gross profit (loss) as a percentage of revenue was (149.6%) in the second quarter of 2001 compared to 36.6% in the second quarter of 2000. Gross profit
(loss) as a percentage of revenue was (40.8%) in the first six months of 2001 compared to 40.6% in the first six months of 2000. Included in gross profit
(loss) in the second quarter of 2001 was a charge of $724,000 for amortization of intangible assets related to acquisitions and a charge of $44,000,000 related to excess and obsolete inventory. Excluding the amortization and the charge, gross profit as a percentage of revenue was 42.7% in the second quarter of 2001. Included in gross profit in the second quarter of 2000 was a charge of $407,000 for amortization of intangible assets related to acquisitions and a charge of $1,859,000 related to first generation IEEE 802.11 inventories. Excluding the amortization and the charge, gross profit as a percentage of revenue was 45.8% in the second quarter of 2000. Included in gross profit (loss) in the first six months of 2001 was a charge of $1,452,000 for amortization of intangible assets related to acquisitions and a charge of $44,000,000 related to excess and obsolete inventory. Excluding the amortization and the charge, gross profit as a percentage of revenue was 45.4% in the first six months of 2001. Included in gross profit in the first six months of 2000 was a charge of $668,000 for amortization of intangible assets related to acquisitions and a charge of $1,859,000 related to first generation IEEE 802.11 inventories. Excluding the amortization and the charge, gross profit as a percentage of revenue was 46.3% in first six months of 2000.

     Excluding the respective amortization and the charges, gross profit as a percentage of revenue decreased in 2001 compared to comparable periods in 2000 due to an increased proportion of revenues from lower gross margin Symphony HomeRF products partially offset by a decrease in revenue from higher gross margin RangeLAN2, Stratum and 900 MHz products. Gross margins will be affected by a variety of factors, including manufacturing efficiencies, the degree to which our manufacturing is outsourced, the location of manufacturing, future manufacturing licenses of our products, product mix, competitive pricing pressures, the degree of customization of individual products required by OEM customers and component and assembly costs.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased by 13% from $2.9 million in the second quarter of 2000 to $3.3 million in the second quarter of 2001. Research and development expenses increased by 11% from $5.7 million in the first six months of 2000 to $6.4 million in the first six months of 2001. Research and development expenses increased primarily due to the increased number of engineering employees, including employees added as a result of the Siemens development group acquisition and continued investment in integrating our technology into application specific integrated circuits, or ASICs. Research and development expenses increased as percentage of revenue in the second quarter of 2001 compared to the second quarter of 2000 primarily due to the decrease in revenue and increased program spending. Research and development expenses decreased as percentage of revenue in the first six months of 2001 compared to the first six months of 2000 primarily due to the increase in revenue. We expect that research and development expenses will continue to increase in absolute dollars but may vary over time as a percentage of revenue.

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

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased by 78% from $4.5 million in the second quarter of 2000 to $8.0 million in the second quarter of 2001. Selling, general and administrative expenses increased by 134% from $8.3 million in the first six months of 2000 to $19.3 million in the first six months of 2001. Included in selling, general and administrative expenses in the second quarter of 2001, was a charge of $2,000,000 to increase the allowance for doubtful accounts. Excluding the charge, selling, general and administrative expenses increased by 33.2% from $4.5 million in the second quarter of 2000 to $6.0 million in the second quarter of 2001. Included in selling, general and administrative expenses in the first six months of 2001, was a charge of $2,950,000 for expenses related to the termination of the proposed merger with Netopia, a charge of $2,600,000 for legal expenses related to actions taken to protect of our intellectual property rights for direct sequence wireless local area networking technology and a charge of $2,000,000 to increase the provision for the allowance for doubtful accounts. Excluding these charges, selling, general and administrative expenses increased by 42.5% from $8.3 million in the first six months of 2000 to $11.8 million in the first six months of 2001. The increase was primarily due to employees added as a result of the Farallon acquisition, hiring of additional marketing and sales personnel to support our growth, particularly our expansion into international and consumer markets, and increased trade show and promotional expenses. Excluding the charges selling, general and administrative expenses increased as a percentage of revenue in 2001 compared to 2000 primarily due to employees added as a result of the Farallon acquisition. We expect that selling, general and administrative expenses will vary over time as a percentage of revenue.

RESTRUCTURING CHARGES

     Restructuring charges of $550,000 recorded in the second quarter of 2001 related primarily to a workforce reduction of approximately 44 people. We paid $365,000 of the restructuring charge in the second quarter of 2001, and the remaining cash expenditures relating to the workforce reduction will be substantially paid in the third quarter of 2001. We expect to record an additional restructuring charge in the third quarter of 2001 for additional workforce reductions and termination of agreements related to an approximately 10% reduction in force.

IMPAIRMENT OF GOODWILL AND PURCHASED INTANGIBLE ASSETS

     Because of the decline in forecasted revenue we took a charge for the impairment of goodwill and purchased intangible assets on the Farallon purchase transaction (see note 4 to the Financial Statements). Our impairment analysis indicated that the carrying amount of the goodwill and purchased intangible assets will not be fully recovered through estimated undiscounted future operating cash flows. As a result, an impairment charge of $10.4 million was recorded in the second quarter of 2001, measured as the amount by which the carrying amount for goodwill and purchased intangible assets exceeded the present value of the estimated future cash flows.

INTEREST AND OTHER INCOME, NET

     Interest and other income, net decreased in the first six months of 2001 compared to the first six months of 2000 primarily due to lower invested cash balances.

IMPAIRMENT LOSSES ON INVESTMENTS

     We have made certain minority investments in non-publicly traded companies. We make these investments in companies that develop technology or provide services that are complementary to or broaden the markets for our products, and to promote our business and strategic objectives. We believe that risks associated with these investments are high but believe that the potential benefits justify the risks.

     These investments are accounted for under the cost method. We hold less than 20% of the voting equity of these companies and we do not have or seek significant influence over the operating and financial policies of the companies. In these investments we have normal voting rights, no special voting rights, no veto rights and no participating rights (as defined by EITF 96-16). We monitor these investments for impairment and make appropriate reductions in carrying values when justified for "other than temporary" impairment. We evaluate each of our investment's fair value each fiscal quarter to determine whether and to what degree an investment may be impaired. If an investment is determined to be impaired, a determination is made whether such impairment is other than temporary.

     The following table summarizes the activity in our investment portfolio and the carrying value as of December 31, 2000 and June 30, 2001 (in thousands):

                                                           DECEMBER 31,                              SIX MONTHS ENDED
                                                               2000                                   JUNE 30, 2001
                                                             CARRYING                                                  CARRYING
                                                              VALUE                INVESTED        IMPAIRMENT             VALUE
Broadband gateway company .......................           $ 4,000               $ 1,000            $2,000            $3,000
Mobile wireless service provider ................             5,000                    --             2,720             2,280
802.11a chipset company .........................                --                 2,000                --             2,000
Wireless Internet appliances company ............                --                 1,000               500               500
Fixed wireless service provider .................                --                   500               500                --
                                                             ------               -------            ------            ------
                                                             $9,000                $4,500            $5,720            $7,780
                                                             ------               -------            ------            ------


     We originally invested in the broadband gateway company in order to expand the adoption of our products in the consumer and small office markets. During the three months ended March 31, 2001 we invested $1.0 million in the broadband gateway company as part of a convertible note, bridge, financing. Because of the bridge financing in which other investors participated was dilutive to prior financings and because of the decline in the overall market conditions for broadband gateway companies, we determined that our original investment was impaired. We concluded that the impairment was other-than-temporary, and recorded an impairment charge of $2.0 million during the quarter ended March 31, 2001. The impairment charge reduced the carrying value of the investment to the estimated fair market value based on the terms of the recent bridge financing.

     We originally invested in the mobile wireless service provider in order to open new markets for the use of wireless LANs in airports, hotels and other public places and expand the adoption of its products. During the three months ended March 31, 2001, as the result of a bridge financing in which other investors participated that was dilutive to prior financings as well as the significantly reduced availability of private placement funding for wireless service providers, we determined that the carrying value of our investment was impaired. We concluded that the impairment was other-than-temporary and recorded an impairment charge of $2.7 million during the quarter ended March 31, 2001. The impairment charge reduced the carrying value of the investment to the estimated fair market value based on the terms of the recent bridge financing.

     During the three months ended June 30, 2001, we made an investment in a private equity financing in which other investors participated for a company developing IEEE 802.11a chipsets. We made this investment to help fund the development of key technology for our next-generation high-speed wireless LAN products. Our investment is recorded at cost and as of June 30, 2001 we have concluded that this investment is not impaired. Our conclusion is based on the progress that the company is making in developing the product and on the interest in the company expressed by other investors. We believe that the company will receive sufficient funding from other investors to complete its development stage activities and achieve positive cash flow.

     We originally invested in the wireless Internet appliances company in order to open new markets for the use of wireless technology in Internet appliances using Symphony HomeRF technology. During the three months ended June 30, 2001, we invested $1.0 million in the wireless Internet appliances company as part of a private equity financing in which other investors participated. The wireless Internet appliances company is a development stage company with significant risks. As of June 30, 2001 the wireless Internet appliances company had spent a significant portion of its funding on operating activities and we determined that the carrying value of this investment was impaired. Because of the downturn in the demand for telecommunications products and the decrease in funding of telecommunication start-up companies, we believe that there is significant uncertainty whether the company will be able to raise additional funding needed and achieve positive cash flow. We concluded that the impairment was other-than-temporary and recorded an impairment charge of $0.5 million during the second quarter ended June 30, 2001. The impairment charge reduced the carrying value of the investment to the estimated fair market value based on when the company used the funds.

     We originally invested in the fixed wireless service provider in order to expand the adoption of our products in the building-to-building fixed wireless market. During the three month ended June 30, 2001, we invested $0.5 million in the fixed wireless service provider as seed funding secured by a convertible note that converts upon closing of the company's first equity financing. As of June 30, 2001 the fixed wireless service provider had spent all of the funding on operating activities and we determined that the carrying value of this investment was impaired. We concluded that the impairment was other-than-temporary and recorded an impairment charge of $0.5 million during the second quarter ended June 30, 2001. The impairment charge reduced the carrying value of the investment to the estimated fair market value based on when the company used the funds.

     In addition to the $5.7 million impairment charges described above, we recorded an impairment charge on our marketable security investment in a wireless services company for China of $1.0 million which reflected an other-than-temporary decline in value based on a sustained reduction in the quoted market price which was less than the cost per share. Therefore, our total impairment charge on equity investments for the six months ending June 30, 2001 was $6.7 million. If these companies raise additional capital on a dilutive basis, or if the results of operations and financial condition of these companies continue to decline, and market conditions do not improve, we may incur additional impairment charges on this investment portfolio in the future.

INCOME TAXES

     The income tax provision for the three and six month periods ended June 30, 2001 is primarily due to establishing a valuation allowance to offset deferred tax assets continuing from December 31, 2000. As a result of the losses incurred there is significant uncertainty whether a benefit of the deferred tax assets can be realized. We are not able to carry back losses to prior years and claim income tax refunds. Accordingly we believe that it is necessary to establish a full valuation allowance. The effective tax rates in the second quarter and first six months ended June 30, 2000 were 76% and 48%, respectively. The effective rate in the second quarter and first six months ended June 30, 2000 was higher than the federal statutory rate of 35% plus the state tax rate of 6%, net of federal benefits, primarily due to impairment losses on investments and intangibles and goodwill that were not deductible for income tax purpose.

LIQUIDITY AND CAPITAL RESOURCES

     In the first six months of 2001, $20,982,000 of cash and cash equivalents were used in operating activities, primarily by the net loss after the effect of non cash charges and to fund an increase in inventories, accounts receivable and other assets and a decrease in accounts payable, partially offset by a increase in other current liabilities. In the first six months of 2000, $11,473,000 of cash and cash equivalents were used in operating activities, primarily to fund increases in inventories and accounts receivable and a decrease in other current liabilities, partially offset by net income after the effect of non cash charges.

     Accounts receivable increased by 8.1% from $24.5 million at December 31, 2000 to $26.5 million at June 30, 2001. Days sales outstanding in receivables increased from 67 days at December 31, 2000 to 102 days at June 30, 2001. In the second quarter of 2001 we recorded a $2,000,000 charge to increase the allowance for doubtful accounts related to difficulty in collecting accounts receivable from customers that sell RangeLAN2 and Stratum products shipped to Europe and North America. The increase in days sales outstanding was due to the timing of shipments in the respective periods and difficulty in collecting accounts receivable from customers that sell RangeLAN2 and Stratum products shipped to Europe and North America.

     Inventories decreased by 46.7% from $35.3 million at December 31, 2000 to $18.8 million at June 30, 2001. Inventory turns, including the inventory provision, based on annualized cost of sales for the fourth quarter of 2000 and the second quarter of 2001 were 2.0 and 3.0 turns, respectively. The decrease in inventories was primarily due to inventory provision.

     In the first six months of 2001 and 2000, we purchased $3,250,000 and $2,078,000, respectively, of property and equipment. Capital expenditures in the first six months of 2001 and 2000 were primarily for manufacturing and engineering test equipment, purchased software and leasehold improvements.

     In the first six months of 2001 and 2000, we made investments of $4,500,000 and $4,000,000 in start-up companies and the investments were accounted for under the cost method.

     In the first six months of 2001 and 2000, we generated $618,000 and $2,928,000, respectively from issuance of common stock as a result of the exercise of employee stock options and the employee stock purchase plan purchases.

     At June 30, 2001, we had working capital of $68,248,000 including $29,104,000 in cash and cash equivalents and $13,124,000 in marketable securities. We believe existing liquidity sources will be sufficient to provide adequate working capital for the next twelve months. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, we will consider raising additional financing. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

     -    the mix of products sold;
     - the effectiveness of our distribution channels and our success in maintaining our current distribution channels and developing new distribution channels;
     - the sell-through rate of our Symphony HomeRF products through consumer retail channels;
     -    management of retail channel inventories;
     - excess and obsolete inventories related to evolving product technologies and industry standards;
     -    the failure to anticipate changing customer product requirements;
     -    seasonality in demand;
     -    manufacturing capacity and efficiency;
     - changes in the regulatory environment, product health and safety concerns; and
     -    general economic conditions.

     Historically, we have not operated with a significant order backlog and a substantial portion of our revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, our revenue expectations are based almost entirely on internal estimates of future demand and not on firm customer orders. Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates. If orders and revenue do not meet expectations, our operating results could be materially adversely affected. In this regard, in second quarter of 2001 we experienced a decrease in revenue and recorded a $44 million provision for excess and obsolete inventory due primarily to a sudden decrease in demand for our products and unexpected and significant decline in our forecasted revenue. In addition, day sales outstanding in receivables increased from 67 days at December 31, 2000 to 102 days at June 30, 2001 and we recorded a $2.0 million charge to increase the allowance for doubtful accounts at June 30, 2001. Similarly, in the third quarter of 1997, we experienced a decrease in revenue and an operating loss as a result of a significant decrease in orders from two or our major customers. We can offer no assurance that we will not experience future quarter to quarter decreases in revenue or quarterly operating losses. In addition, due to the timing of orders from OEM customers, we have often recognized a substantial portion of our revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products have caused, and may in the future cause, operating results to vary significantly from quarter to quarter.

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

    For these and other reasons, the design-in cycle associated with the purchase of our wireless products by OEM customers is quite lengthy, generally ranging from six months to two years, and is subject to a number of significant risks, including customers' budgeting constraints and internal acceptance reviews, that are beyond our control. Because of the lengthy sales cycle, we typically plan our production and inventory levels based on internal forecasts of OEM customer demand, which is highly unpredictable and can fluctuate substantially. In addition, our agreements with OEM customers typically do not require minimum purchase quantities and a significant reduction, delay or cancellation of orders from any of these customers could materially and adversely affect our operating results. If revenue forecasted from a specific customer for a particular quarter is not realized in that quarter, our operating results for that quarter could be materially adversely affected. The loss of one or more of, or a significant reduction in orders from, our major OEM customers could materially and adversely affect our operating results or stock price. In this regard, in the first quarter of 2001, Intel Corporation, a HomeRF OEM customer, announced that it would offer IEEE 802.11b products for its next generation of consumer wireless networking devices. This announcement resulted in a decrease in the market price of our common stock. In addition, we can offer no assurance that we will become a qualified supplier for new OEM customers or that we will remain a qualified supplier for existing OEM customers.

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

     We have several competitors in our commercial wireless business, including without limitation Agere Systems, Alvarion (formerly Breezecom), Cisco Systems (which acquired Aironet Wireless Communications), Intersil, Nokia, Symbol Technologies, Western Multiplex and 3COM. We also face competition from a variety of companies that offer different technologies in the nascent home networking market, including several companies developing competing wireless networking products. Additionally, numerous companies have announced their intention to develop competing products in both the commercial wireless and home networking markets, including several Asia-based companies offering low-price IEEE 802.11b products. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, we could face future competition from companies that offer products which replace network adapters or offer alternative communications solutions, or from large computer companies, PC peripheral companies, as well as other large networking equipment companies. Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. For example, in the first quarter of 2001, Intel Corporation, a HomeRF OEM customer, announced that it would offer IEEE 802.11b products for its next generation of consumer wireless networking devices. This announcement resulted in a decrease in the market price of our common stock. We can offer no assurance that we will be able to compete successfully against these competitors or those competitive pressures we face will not adversely affect our business or operating results.

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

         Our success is also dependent on our ability to develop new products for existing and emerging wireless communications markets, to introduce such products in a timely manner and to have them designed into new products developed by OEM customers. The development of new wireless networking products is highly complex, and, from time to time, we have experienced delays in developing and introducing new products. Due to the intensely competitive nature of our business, any delay in the commercial availability of new products could materially and adversely affect our business, reputation and operating results. In addition, if we are unable to develop or obtain access to advanced wireless networking technologies as they become available, or are unable to design, develop and introduce competitive new products on a timely basis, or are unable to hire or retain qualified engineers to develop new technologies and products, our future operating results would be materially and adversely affected. We have expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standard and the HomeRF specification. We can offer no assurance, however, that our IEEE
802.11 compliant products and our Symphony HomeRF products will have a meaningful commercial impact. In this regard, we recorded a provision for excess and obsolete inventory, including purchase commitments, totaling $44.0 million during the second quarter of 2001, of which $37.5 million related to an additional excess inventory charge and $6.5 related to purchase commitments. In the second quarter of 2000, we recorded a charge of $1,859,000 to cost of sales related to first generation IEEE 802.11 inventories.

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

         Revenue from shipments by us to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 31%, 18% and 21% of total revenue during the first six months of 2001, and calendar years 2000 and 1999, respectively. We expect that revenue from shipments to international customers will vary as a percentage of total revenue.

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

- competition from local manufacturers with lower costs; o difficulty in staffing and managing foreign operations; and

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

         On or about May 31, 2001 Agere System Inc, filed suit in the U.S. District Court for the District of Delaware alleging that Proxim infringes three Agere patents. Agere is seeking unspecified damages and a permanent injunction against Proxim related to its infringement claims.

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

TO COMPETE EFFECTIVELY, WE MUST ESTABLISH AND EXPAND NEW DISTRIBUTION CHANNELS FOR OUR HOME NETWORKING PRODUCTS.

         To date, a substantial percentage of our revenue has been derived from OEM customers through our direct sales force. We sell our branded RangeLAN2 and Harmony products through domestic and international distributors. We are also establishing new distribution channels for our Symphony HomeRF family of cordless home and small office networking products. Symphony HomeRF products are currently sold through national retailers such as Best Buy and CompUSA, retailers such as Fry's Electronics, leading computer catalogs such as CDW, MobilePlanet and PC Connection, and numerous on-line retail sites over the Internet, including our e-commerce Web site at www.proxim.com. In general, distributors and retailers offer products of several different companies, including products that may compete with our products. Accordingly, they may give higher priority to products of other suppliers, thus reducing their efforts to sell our products. Agreements with distributors and retailers are generally terminable at their option. Any reduction in sales efforts or termination of a relationship may materially and adversely affect our business and operating results. Use of distributors and retailers also entails the risk that they will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, they may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in our future operating results.

IF WE LOSE KEY PERSONNEL OR WE ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR BUSINESS OR ACHIEVE OUR OBJECTIVES.

         We are highly dependent on the technical and management skills of our key employees, in particular David C. King, Chairman, President and Chief Executive Officer. We do not have employment agreements with or life insurance on the life of, either person. In addition, given the rapid technological change in this industry, we believe that the technical expertise and creative skills of our engineers and other personnel are crucial in determining our future success. The loss of the services of any key employee could adversely affect our business and operating results. Our success also depends in large part on a limited number of key marketing and sales employees and on our ability to continue to attract, assimilate and retain additional highly talented personnel. Competition for qualified personnel in the wireless data communications and networking industries is intense. We can offer no assurance that we will be successful in retaining our key employees or that we can attract, assimilate or retain the additional skilled personnel as required.

WE HAVE RECORDED LOSSES AS A RESULT OF IMPAIRMENT OF SOME OF OUR EQUITY INVESTMENTS AND MAY INCUR ADDITIONAL LOSSES IN THE FUTURE, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         We have an investment portfolio that includes minority equity investments in companies operating in emerging markets which we believe may be strategic to us. In particular, we have invested in various privately held companies, many of which are still in the start-up or development stage. These investments are inherently risky because the markets for the technologies, products or services that these companies are typically in the early stages and may never develop or may not develop as we anticipate. Furthermore, the value of our investments in these companies are subject to significant market price volatility. We monitor these investments for impairment and make appropriate reductions in carrying values when appropriate for "other than temporary" impairment. We evaluate each of its investment's fair value each fiscal quarter to determine whether and to what degree an investment may be impaired. If an investment is determined to be impaired, a determination is made whether such impairment is other than temporary. The factors considered vary based on the facts and circumstances regarding each company/investee. Some of the factors that may cause impairments include:

- Stage of development for each company: from startup, to emerging, to mature businesses.

-        Nature of the investment: equity versus debt.

- Participation by other qualified investors: corporate, venture capitalists and other qualified investors.

- Other available sources of liquidity: bank credit facilities, lease lines and secondary debt/equity instruments.

-        Financial performance: profitability, cash flow and relative trends.

- Financial position: cash balances, working capital, and available financing facilities.

- Recent fund raising: equity and debt offerings, relative terms and conditions, and share valuation parameters.

         We have recorded impairment charges related to our equity investments of $6.7 million, $2.5 million, $2.0 million and $1.0 million during the first six months of 2001, and calendar years 2000, 1999, and 1998 respectively. If the results of operations and financial condition of these companies continue to decline, and market conditions do not improve, we may incur additional impairment charges on this investment portfolio, or any future investments.

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

         In the third quarter of 1997 and the second quarter of 2001, we announced revenue and operating results below expectations of securities analysts and investors, resulting in a decrease in the market price of our common stock. In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of our common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

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

         On or about May 31, 2001 Agere Guardian Systems Inc, filed suit in the U.S. District Court for the District of Delaware alleging that Proxim infringes three Agere patents. Agere is seeking unspecified damages and a permanent injunction against Proxim related to its infringement claims.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 25, 2001, the Annual Meeting of Stockholders of Proxim, Inc. (the "Company") was held at 10:00 am, local time, at the Company's headquarters at 510 DeGuigne Drive, Sunnyvale, California.

     An election of directors was held with the following individuals being elected to the Board of Directors of Proxim, Inc.:

     Raymond Chin
     Leslie G. Denend
     David C. King
     Jeffrey D. Saper

     Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

1. To approve an amendment to the Company's 1993 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 400,000 shares. The number of affirmative votes for this proposal was 20,700,333, the number of negative votes was 1,521,111 and the number of abstained votes was 16,905.

2. To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 2001. The number of affirmative votes for this proposal was 22,015,134, the number of negative votes was 208,044 and the number of abstained votes was 15,171.



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits:

      10.16 Reimbursement and Security Agreement with David C. King dated March 15, 2001.

B.  Reports on Form 8-K:

         None.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 14th day of August 2001.

                                PROXIM, INC.

                                By:         /s/ Keith E. Glover
                                    --------------------------------------------
                                    Keith E. Glover,
                                    Vice President of Finance and Administration
                                      and Chief Financial Officer

Dated:  August 14, 2001

                                 EXHIBITS INDEX


   10.16 Reimbursement and Security Agreement with David C. King dated March 15, 2001.