Form 10-Q
period 2001-09-30
PROXIM INC /DE/
filed 2001-11-14
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Title of Class                               Outstanding as of September 30, 2001
           --------------                               ------------------------------------
Common Stock, par value $.001 per share                             27,559,915

                                  PROXIM, INC.

                                      Index

                                                                                                Page
                                                                                                ----
PART 1 - FINANCIAL INFORMATION

     Item 1.  Financial Statements:

         Balance Sheet at September 30, 2001 and December 31, 2000 .....................         3

         Statement of Operations for the Three Months Ended and Nine Months Ended
           September 30, 2001 and 2000 .................................................         4

         Statement of Cash Flows for the Nine Months Ended
           September 30, 2001 and 2000 .................................................         5

         Notes to Financial Statements .................................................         6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ............................................        12

PART  II - OTHER INFORMATION

     Item 1.  Legal Proceedings ........................................................        33

     Item 6.  Exhibits and Reports on Form 8-K .........................................        33

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                           2001            2000
                                                                      -------------    ------------
                                ASSETS
Current assets:
    Cash and cash equivalents .....................................     $  24,177        $  49,355
    Marketable securities .........................................         5,715           21,233
    Accounts receivable, net ......................................        17,283           24,482
    Inventories ...................................................        22,740           35,343
    Deferred tax assets ...........................................            --            3,598
    Other current assets ..........................................         1,328              573
                                                                        ---------        ---------
        Total current assets ......................................        71,243          134,584

Property and equipment, net .......................................         9,933            8,774
Goodwill and other intangibles ....................................        26,021           38,966
Marketable securities, long-term ..................................           466              466
Investments .......................................................         2,400            9,000
Deferred tax assets ...............................................            --            5,252
                                                                        ---------        ---------
                                                                        $ 110,063        $ 197,042
                                                                        =========        =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ..............................................     $   6,788        $   6,515
    Other current liabilities .....................................         9,044            5,843
                                                                        ---------        ---------
         Total current liabilities ................................        15,832           12,358
Long-term debt ....................................................           290              542
Deferred tax liabilities ..........................................            --            3,807
                                                                        ---------        ---------
        Total liabilities .........................................        16,122           16,707
                                                                        ---------        ---------
Commitments

Stockholders' equity:
    Common Stock, $.001 par value, 100,000 shares authorized;
       27,560 and 26,922 shares issued and outstanding ............            28               27
    Additional paid-in capital ....................................       180,554          175,585
    Unrealized losses on investments ..............................          (751)          (1,184)
    Retained earnings (accumulated deficit) .......................       (85,890)           5,907
                                                                        ---------        ---------
        Total stockholders' equity ................................        93,941          180,335
                                                                        ---------        ---------
                                                                        $ 110,063        $ 197,042
                                                                        =========        =========

The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                ----------------------      ----------------------
                                                                  2001          2000          2001          2000
                                                                --------      --------      --------      --------
Revenue ...................................................     $ 16,084      $ 29,297      $ 68,835      $ 73,871
Cost of revenue ...........................................        9,966        15,786        38,775        39,736
Amortization of intangible assets .........................          690           699         2,142         1,367
Provision for excess and obsolete inventory ...............        6,000            --        50,000         1,859
                                                                --------      --------      --------      --------
        Total cost of revenue .............................       16,656        16,485        90,917        42,962
                                                                --------      --------      --------      --------
        Gross profit (loss) ...............................         (572)       12,812       (22,082)       30,909
                                                                --------      --------      --------      --------
Operating expenses:
    Research and development ..............................        3,606         3,070         9,961         8,775
    Purchased in-process research and development .........        1,373         8,040         1,373         8,531
    Selling, general and administrative ...................        8,052         5,621        27,386        13,887
    Restructuring charges .................................          400            --           950            --
    Impairment of goodwill and intangible assets ..........           --            --        10,372            --
    Amortization of goodwill ..............................          996           978         4,256         1,874
                                                                --------      --------      --------      --------
        Total operating expenses ..........................       14,427        17,709        54,298        33,067
                                                                --------      --------      --------      --------
Loss from operations ......................................      (14,999)       (4,897)      (76,380)       (2,158)
   Interest income, net ...................................          333           892         1,700         3,214
   Impairment losses on investments .......................       (5,380)       (1,100)      (12,074)       (1,100)
                                                                --------      --------      --------      --------
Loss before income taxes ..................................      (20,046)       (5,105)      (86,754)          (44)
Provision (benefit) for income taxes ......................           --        (2,563)        5,043          (223)
                                                                --------      --------      --------      --------
        Net income (loss) .................................     $(20,046)     $ (2,542)     $(91,797)     $    179
                                                                ========      ========      ========      ========
Basic net income (loss) per share .........................     $   (.73)     $   (.10)     $  (3.39)     $    .01
                                                                ========      ========      ========      ========
Weighted average common shares ............................       27,327        25,657        27,110        25,316
                                                                ========      ========      ========      ========
Diluted net income (loss) per share .......................     $   (.73)     $   (.10)     $  (3.39)     $    .01
                                                                ========      ========      ========      ========
Weighted average common shares and equivalents ............       27,327        25,657        27,110        28,899
                                                                ========      ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                          ----------------------
                                                                            2001          2000
                                                                          --------      --------
Cash flows from operating activities:
  Net income (loss) .................................................     $(91,797)     $    179
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
  Impairment losses on investments ..................................       12,074         1,100
  In-process research and development ...............................        1,373         8,531
  Depreciation ......................................................        2,805         2,184
  Amortization ......................................................        6,397         3,241
  Provision for excess and obsolete inventory .......................       50,000         1,859
  Provision for allowance for doubtful accounts .....................        4,500            --
  Provision for restructuring costs .................................          950            --
  Impairment of goodwill and intangible assets ......................       10,372            --
  Deferred taxes ....................................................        5,043            --
  Changes in assets and liabilities net of acquisition effect:
    Accounts receivable .............................................        2,772        (8,839)
    Inventories .....................................................      (28,858)      (16,545)
    Other assets ....................................................         (747)         (356)
    Accounts payable ................................................          273        (2,522)
    Other liabilities ...............................................       (7,151)       (6,650)
                                                                          --------      --------
        Net cash used in operating activities .......................      (31,994)      (17,818)
                                                                          --------      --------
Cash flows used in investing activities:
    Purchase of property and equipment ..............................       (3,902)       (3,550)
    Decrease of marketable securities ...............................       14,976         9,412
    Increase of investments .........................................       (4,500)       (6,000)
    Cash paid for acquisitions ......................................         (806)       (3,172)
                                                                          --------      --------
        Net cash provided by (used in) investing activities .........        5,768        (3,310)
                                                                          --------      --------
Cash flows provided by financing activities from issuance
  of Common Stock, net ..............................................        1,048         4,416
                                                                          --------      --------
Net decrease in cash and cash equivalents ...........................      (25,178)      (16,712)
Cash and cash equivalents at beginning of period ....................       49,355        46,924
                                                                          --------      --------
Cash and cash equivalents at end of period ..........................     $ 24,177      $ 30,212
                                                                          ========      ========


   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 --BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet as of September 30, 2001, statements of operations for the three months ended and nine months ended September 30, 2001 and September 30, 2000 and statements of cash flows for the nine months ended September 30, 2001 and September 30, 2000 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. The balance sheet at December 31, 2000 has been derived from audited financial statements. Certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 -- MARKETABLE SECURITIES (IN THOUSANDS):

     Marketable securities consist of corporate bonds, time deposits and an equity investment in a wireless services company for China. They are recorded at fair value, which is determined based on quoted market prices.

     In October 2000 the Company invested $2.0 million in a wireless services company for China. The Company originally classified this investment as a long-term investment but then reclassified the investment in the accompanying balance sheet as of December 31, 2000 to marketable equity securities with the $1,128,000 difference between the cost and the market value as of that date being included as an unrealized loss on investments in stockholders' equity. During the three months ended March 31, 2001, the Company recorded an impairment charge of $974,000 which reflected an other-than-temporary decline in value based on a sustained reduction in the quoted market price which was less than the cost per share. As of September 30, 2001, the unrealized loss on this investment included as a component of stockholders' equity amounted to $770,000.

                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                             2001            2000
                                                                         -------------   ------------
Marketable securities:
  Corporate bonds and time deposits .................................      $  5,925        $ 20,827
  Equity investment in a wireless services company for China ........           256             872
  Less: long-term portion ...........................................          (466)           (466)
                                                                           --------        --------
  Current portion ...................................................      $  5,715        $ 21,233
                                                                           ========        ========

NOTE 3 -- INVENTORIES (IN THOUSANDS):

The Company recorded a provision for excess and obsolete inventory, including purchase commitments, totaling $6.0 million during the third quarter of 2001, of which $4.0 million related to excess inventory and $2.0 related to purchase commitments, and $50 million for the nine months ended September 30, 2001, of which $41.5 million related to excess inventory and $8.5 related to purchase commitments. The excess inventory provisions related to raw materials, work-in-process and finished goods totaling $29.2 million, $8.0 million and $4.3 million, respectively. Inventory purchases and commitments are based upon future sales forecast. To mitigate the component supply constraints that have existed in the past, the Company built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess inventory charges were due to the following factors:

     -   A sudden and significant decrease in demand for the Company's products;

     - Notification from customers that they would not be ordering as much as they had previously indicated;

     - An unexpected and significant decline in the forecasted revenue for at least the next twelve months exacerbated by the tragic events of September 11, 2001;

     - A dramatic increase in competition for networking products, particularly related to home networking and enterprise wireless LANs; and

     - A decline in demand for fixed wireless solutions due to the worldwide slowdown in the telecom industry as well as limited funding for wireless Internet service providers.


     Due to these factors inventory levels exceeded the Company's requirements based on current 12-month sales forecasts. This additional excess inventory charge was calculated based on the inventory levels in excess of 12-month demand for each specific product family. The Company does not currently anticipate that the excess inventory subject to this provision will be used at a later date based on our current 12-month demand forecast. The Company uses a 12-month demand forecast because the wireless communications industry is characterized by rapid technological changes such that if the Company has not sold a product after a 12-month period it is unlikely that the product will be sold. In addition, during the nine months ended September 30, 2000 the Company recorded a provision for inventory totaling $1.9 million related to first generation IEEE
802.11 inventories.

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                          2001             2000
                                                      -------------    ------------
     Raw materials ...............................       $9,775          $19,720
     Work-in-process .............................        4,021           13,274
     Finished goods ..............................        8,944            2,349
                                                        -------          -------
                                                        $22,740          $35,343
                                                        =======          =======

NOTE 4 -- OTHER CURRENT LIABILITIES (IN THOUSANDS):

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            2001            2000
                                                        -------------    ------------
     Accrued compensation ........................         $2,594          $2,625
     Deferred revenue ............................          1,311           1,386
     Other accrued liabilities ...................          5,139           1,832
                                                           ------          ------
                                                           $9,044          $5,843
                                                           ======          ======

NOTE 5 -- NET INCOME (LOSS) PER SHARE:

     The following table is a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations (in thousands, except per share data):

                                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,            SEPTEMBER 30,
                                                                       --------------------     --------------------
                                                                         2001        2000         2001        2000
                                                                       --------     -------     --------     -------
     BASIC NET (LOSS) INCOME PER SHARE:
       Net income (loss) available to Common Stockholders .........    $(20,046)    $(2,542)    $(91,797)    $   179
                                                                       ========     =======     ========     =======
       Weighted average common shares .............................      27,327      25,657       27,110      25,316
                                                                       ========     =======     ========     =======
       Basic net (loss) income per share ..........................    $   (.73)    $  (.10)    $  (3.39)    $   .01
                                                                       ========     =======     ========     =======
     DILUTED NET (LOSS) INCOME PER SHARE:
       Net income (loss) available to Common Stockholders .........    $(20,046)    $(2,542)    $(91,797)    $   179
                                                                       ========     =======     ========     =======
       Weighted average common shares .............................      27,327      25,657       27,110      25,316
       Dilutive common stock equivalents ..........................          --          --           --       3,583
                                                                       --------     -------     --------     -------
       Weighted average common shares and equivalents .............      27,327      25,657       27,110      28,899
                                                                       ========     =======     ========     =======
       Diluted net (loss) income per share ........................    $   (.73)    $  (.10)    $  (3.39)    $   .01
                                                                       ========     =======     ========     =======

     For the three and nine months ended September 30, 2001 and the three months ended September 30, 2000, net loss per share was computed using the weighted average number of ordinary shares outstanding during the period. Net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options and warrants would be anti-dilutive.

NOTE 6 -- PURCHASE TRANSACTIONS:

Acquisition of Card Access:

    In August 2001, the Company entered into an agreement to acquire Card Access, Inc. ("Card Access"), a privately held Utah corporation, in a transaction accounted for as a purchase business combination. Card Access designs and markets IEEE 802.11a wireless networking products. The purchase price was comprised of 400,000 shares of Proxim common stock valued at approximately $3.9 million. In addition, performance incentives could increase the consideration by up to 200,000 shares of Proxim common stock to a total of 600,000 shares. The Company incurred approximately $650,000 in acquisition-related expenses, consisting primarily of professional service fees and other direct transaction costs. The total purchase price, which aggregated approximately $4.6 million was allocated to the tangible and identifiable intangible assets and goodwill acquired and liabilities assumed on the basis of their relative fair values as follows (in thousands):

       Current assets .......................................    $   120
       Property, plant and equipment ........................         62
       Core technology ......................................        369
       Developed technology .................................         23
       Tradename ............................................        188
       Liabilities assumed ..................................       (806)
       Acquired in-process research and development .........      1,373
       Goodwill .............................................      3,243
                                                                 -------
                                                                 $ 4,572
                                                                 =======

    The current assets consist primarily of accounts receivable and inventory. Liabilities assumed consist principally of accounts payable and other liabilities.

    The core and developed technology acquired included the springboard thin modem product, which has already achieved technological feasibility in the marketplace. The fair value assigned to the core technology and developed technology totaled $369,000 and $23,000 respectively, and is being amortized over the expected life of its cash flows.

    In-process research and development ("IPR&D") consisted of IEEE 802.11a wireless networking products, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition.

As of the valuation date, Card Access was developing the wireless LAN adapter in Card Bus PC Card and Mini PCI form factors. These products are under development and require additional software development and testing. The value of the IPR&D was determined by estimating the net cash flows from potential sales of the products resulting from completion of this project, reduced by the portion of net cash flows from the revenue attributable to core and developed technology. The resulting cash flows were then discounted back to their present value using a discount rate of 30%. At the time of the acquisition, the fair value assigned to the IPR&D totaled $1,373,000 and was expensed at the time of the acquisition.

    Core technology and Developed technology are being amortized on a straight-line basis over the following estimated periods of benefit:

               Core technology                               3 years
               Developed technology                          1 year

Acquisition of Siemens Development Group:

     In September 2000, the Company expanded its existing partnership with Siemens to include technology cross-licensing, joint worldwide sales and marketing, and a Siemens equity position in Proxim. Siemens received 500,000 shares of Proxim common stock valued at approximately $21.3 million. The Company acquired a license from Siemens to develop integrated DECT-based voice technology related to its HomeRF products. To facilitate the intellectual capital and technology exchange, the Company hired a team of Siemens engineers based in Austin, Texas, to develop integrated HomeRF voice and data technology. Under the cross-licensing and technology exchange agreement, Siemens provides us with know how related to digital cordless voice technology. In return, the Company has licensed to Siemens manufacturing rights for certain first and second generation Proxim HomeRF products. Siemens is also providing engineering resources in Germany that concentrate on the development of HomeRF-based voice handsets.

     The total purchase price was $21.8 million, including acquisition costs of $525,000, and the acquisition was accounted for as a purchase. The results of operations of Siemens Development Group and the estimated fair value of the assets acquired and liabilities assumed are included in financial statements from the date of acquisition. Intangible assets arising from the acquisition are being amortized on a straight-line basis over three to five years. Approximately $8,040,000 of the purchase price represented acquired in-process technology that had not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition.

Acquisition of Farallon:

     In June 2000, the Company acquired Farallon Communications, Inc., a privately-held corporation located in California for 121,655 shares of the Company's common stock and $4 million of cash. The total purchase price was $14.9 million, including acquisition costs of $900,000, and the acquisition was accounted for as a purchase. The results of operations of Farallon and the estimated fair value of the assets acquired and liabilities assumed are included in financial statements from the date of acquisition. Intangible assets arising from the acquisition are being amortized on a straight-line basis over three to five years. Approximately $491,000 of the purchase price represented acquired in-process technology that had not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was immediately charged to expense upon consummation of the acquisition.

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

NOTE 7 -- INVESTMENTS AND IMPAIRMENT:

     The following table summarizes the activity in the Company's investment portfolio and the carrying value as of December 31, 2000 and September 30, 2001 (in thousands):

                                                                             NINE MONTHS ENDED
                                                     DECEMBER 31,           SEPTEMBER 30, 2001
                                                        2000         --------------------------------
                                                       CARRYING                              CARRYING
                                                        VALUE        INVESTED   IMPAIRMENT    VALUE
                                                     -------------   --------   ----------   --------
802.11a chipset company ........................        $   --        $ 2,000     $    --     $2,000
Broadband gateway company ......................         4,000          1,000       4,600        400
Mobile wireless service provider ...............         5,000             --       5,000         --
Wireless Internet appliances company ...........            --          1,000       1,000         --
Fixed wireless service provider ................            --            500         500         --
                                                        ------        -------     -------     ------
                                                        $9,000        $ 4,500     $11,100     $2,400
                                                        ======        =======     =======     ======

NOTE 8 -- RECENT ACCOUNTING PRONOUNCEMENTS:

     In July 2001, the FASB issued two statements (Statement No. 141 -- Business Combinations; and Statement No. 142 -- Goodwill and Other Intangible Assets). These statements:

     - Prohibit use of the pooling-of-interest method. All business combinations must be accounted for using the purchase method of accounting.

     - Establish a new accounting standard for goodwill acquired in a business combination. Goodwill will continue to be recognized as an asset but will not be amortized as currently required by APB Opinion No. 17, "Intangible Assets."

     - Establish a new method of testing goodwill for impairment. Goodwill must be separately tested for impairment using a fair-value-based approach. Goodwill must be tested for impairment at a level referred to as a reporting unit, which is generally a level lower than that of the total entity.

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

SFAS No. 141 applies to all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all transactions completed before June 30, 2001 and effective immediately for all transactions completed after June 30, 2001.

     - The Company adopted these new statements to account for the acquisition of Card Access, which was completed in August 2001.

NOTE 9 -- REVENUE INFORMATION:

     The Company's products are grouped into three product lines:
Enterprise/Commercial indoor networking; Home and Small Office (SOHO) networking; and Building-to-Building fixed wireless. The Enterprise/Commercial indoor network product line includes 900 MHz, RangeLAN, Harmony, 802.11a and commercial Farallon products. The Home/SOHO product line includes Symphony, Symphony HomeRF and HomeRF 2.0 products and consumer

Farallon products. The Building-to-Building fixed wireless product line includes Stratum and Stratum MP products. Revenue information by product line is as follows (in thousands):

                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,              YEAR ENDED DECEMBER 31,
                                        --------------------      --------------------      ----------------------------------
PRODUCT LINE                             2001          2000        2001          2000         2000         1999          1998
------------                            -------      -------      -------      -------      --------      -------      -------
Enterprise/Commercial ............      $ 8,110      $18,768      $34,760      $53,365      $ 72,218      $62,104      $49,630
Home/SOHO ........................        6,262        7,629       27,382       13,995        25,187        6,018           81
Building-to-Building .............        1,712        2,900        6,693        6,511        10,093        1,945        2,336
                                        -------      -------      -------      -------      --------      -------      -------
        Total revenue ............      $16,084      $29,297      $68,835      $73,871      $107,498      $70,067      $52,047
                                        =======      =======      =======      =======      ========      =======      =======

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

                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                           SEPTEMBER 30,             SEPTEMBER 30,               YEAR ENDED DECEMBER 31,
                                        --------------------      --------------------      ----------------------------------
GEOGRAPHIC REGION                         2001        2000         2001          2000         2000         1999          1998
-----------------                       -------      -------      -------      -------      --------      -------      -------
United States ....................      $10,168      $25,195      $46,414      $61,933      $ 88,148      $55,353      $43,199
Europe ...........................        3,571        2,994       14,380        5,898        11,825        7,007        6,766
Asia Pacific .....................        2,345        1,108        8,041        6,040         7,525        7,707        2,082
                                        -------      -------      -------      -------      --------      -------      -------
        Total revenue ............      $16,084      $29,297      $68,835      $73,871      $107,498      $70,067      $52,047
                                        =======      =======      =======      =======      ========      =======      =======

NOTE 10 -- LEGAL PROCEEDINGS:

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

    On July 9, 2001, we filed an amended answer and counterclaim to the Agere Systems suit. We are seeking declaratory judgment for non-infringement, invalidity and unenforceability of certain Agere Systems patents, as well as damages for violation of the antitrust laws of the United States.

NOTE 11 -- TERMINATED MERGER COSTS AND LEGAL EXPENSE RELATED TO INTELLECTUAL PROPERTY RIGHTS:

     During the three months ended March 31, 2001, the Company recorded a charge of $2,950,000 for expenses related to the termination of the proposed merger with Netopia and a charge of $2,600,000 for legal expenses related to actions taken to protect the Company's intellectual property rights for direct sequence wireless local area networking technology. These charges were substantially paid by the end of third quarter of 2001. The following is a summary of the amount paid as of September 30, 2001 (in thousands):

                                                                                                       ACCRUED BALANCE
                                                                                                              AT
                                                                                                        SEPTEMBER 30,
                                                                          TOTAL CHARGE   AMOUNT PAID         2001
                                                                          ------------   -----------   ---------------
     Legal expense related to Intellectual Property Rights ............      $2,600         $2,600           $ --
     Termination of proposed merger with Netopia ......................       2,950          2,635            315
                                                                             ------         ------           ----
                                                                             $5,550         $5,235           $315
                                                                             ======         ======           ====

NOTE 12 -- INCOME TAXES:

     The income tax provision for the three and nine month periods ended September 30, 2001 is primarily due to establishing a valuation allowance to offset deferred tax assets brought forward from December 31, 2000. As a result of the losses incurred there is significant uncertainty whether a benefit of the deferred tax assets would be realized. The Company is not able to carry back losses to prior years and claim income tax refunds. Accordingly, the Company believes that it is necessary to establish a full valuation allowance of $5,043,000. The Company recognized a benefit for income taxes of $2,563,000 and $223,000 in the three and nine months ending September 30, 2000. The effective rate was higher than the federal statutory rate of 35% plus the state statutory tax rate of 6%, net of federal benefits, primarily due to expenses related to the cost of acquisitions and equity investments that were not deductible for income tax purposes.

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

                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                                     --------------------        --------------------
                                                                      2001          2000          2001          2000
                                                                     ------        ------        ------        ------
     Revenue ....................................................     100.0%        100.0%        100.0%        100.0%
     Cost of revenue ............................................      62.0%         53.9%         56.3%         53.8%
     Amortization of intangible assets ..........................       4.3%          2.4%          3.1%          1.9%
     Provision for excess and obsolete inventory ................      37.3%           --          72.7%          2.5%
                                                                     ------        ------        ------        ------
             Total cost of revenue ..............................     103.6%         56.3%        132.1%         58.2%
                                                                     ------        ------        ------        ------
             Gross profit (loss) ................................      (3.6%)        43.7%        (32.1%)        41.8%
                                                                     ------        ------        ------        ------
     Operating expenses:
         Research and development ...............................      22.4%         10.5%         14.5%         11.9%
         Purchased in-process research and development ..........       8.5%         27.5%          2.0%         11.5%
         Selling, general and administrative ....................      50.1%         19.1%         39.8%         18.8%
         Restructuring charges ..................................       2.5%           --           1.4%           --
         Impairment of goodwill and intangible assets ...........        --            --          15.0%           --
         Amortization of goodwill ...............................       6.2%          3.3%          6.2%          2.5%
                                                                     ------        ------        ------        ------
             Total operating expenses ...........................      89.7%         60.4%         78.9%         44.7%
                                                                     ------        ------        ------        ------
     Loss from operations .......................................     (93.3%)       (16.7%)      (111.0%)        (2.9%)
                                                                     ------        ------        ------        ------
         Interest income, net ...................................       2.1%          3.1%          2.5%          4.4%
         Impairment losses on investments .......................     (33.4%)        (3.8%)       (17.5%)        (1.5%)
                                                                     ------        ------        ------        ------
     Income (loss) before income taxes ..........................    (124.6%)       (17.4%)      (126.0%)         0.0%
     Benefit for income taxes ...................................        --          (8.7%)         7.3%         (0.3%)
                                                                     ------        ------        ------        ------
             Net income (loss) ..................................    (124.6%)        (8.7%)      (133.3%)         0.3%
                                                                     ======        ======        ======        ======

RESULTS OF OPERATIONS

REVENUE

     We have grouped our products into three product lines: Enterprise/ Commercial indoor networking; Home and Small Office (SOHO) networking; and Building-to-Building fixed wireless. The Enterprise/Commercial indoor network product line includes 900 MHz, RangeLAN, Harmony, 802.11a and commercial Farallon products. The Home/SOHO product line includes Symphony, Symphony HomeRF, HomeRF 2.0 and consumer Farallon products. The Building-to-Building fixed wireless product line includes Stratum and Stratum MP products. Revenue information by product line is as follows (in thousands):

                                     THREE        THREE MONTHS ENDED     NINE MONTHS ENDED
                                  MONTHS ENDED       SEPTEMBER 30,         SEPTEMBER 30,
                                    JUNE 30,     -------------------    ------------------
PRODUCT LINE                          2001         2001       2000       2001       2000
------------                      ------------   -------     -------    -------    -------
Enterprise/Commercial ...........   $10,050      $ 8,110     $18,768    $34,760    $53,365
Home/SOHO .......................    11,000        6,262       7,629     27,382     13,995
Building-to-Building ............     2,200        1,712       2,900      6,693      6,511
                                    -------      -------     -------    -------    -------
        Total revenue ...........   $23,250      $16,084     $29,297    $68,835    $73,871
                                    =======      =======     =======    =======    =======

Three months ended September 30, 2001 and 2000

     Revenue decreased by 45% from $29.3 million in the third quarter of 2000 to $16.1 million in the third quarter of 2001 due to difficult business conditions experienced in the third quarter of 2001, exacerbated by the tragic events of September 11, 2001. Revenue decreased primarily due to reduced sales of products that we have been selling for several years partially offset by increased sales of new products introduced or acquired within the past year. Revenue decreased from products we have been selling for several years by $17.1 million and include RangeLAN2, commercial Farallon and 900 MHz products, as well as Symphony and consumer Farallon home networking products. This decrease was partially offset by a $3.9 million increase in revenue from new products introduced or acquired within the past year including Harmony and 802.11a products, Symphony HomeRF and HomeRF 2.0 products and Stratum MP building-to-building products. The changes in revenue were primarily driven by changes in the number of units sold. We expect revenue from new products introduced or acquired within the past year to continue to increase, offset by decreases in RangeLAN2, commercial Farallon and 900 MHz products as well as Symphony and consumer Farallon home networking products.

     Revenue decreased by 57% in the Enterprise/Commercial indoor network product line from the third quarter of 2000 to the third quarter of 2001 primarily due to reduced sales of products that we have been selling for several years. Revenue decreased by 18% in the Home/SOHO product line from the third quarter of 2000 to the third quarter of 2001 primarily due to decreased revenue from products that we have been selling for several years partially offset by increased sales of new products developed internally within the past year. Revenue decreased 41% in the Building-to-Building fixed wireless product line from the third quarter of 2000 to the third quarter of 2001 primarily due to decreased unit shipments for products we offer from businesses we recently acquired.

Nine months ended September 30, 2001 and 2000

     Revenue decreased by 7% from $73.9 million in the first nine months of 2000 to $68.8 million in the first nine months of 2001 due to difficult business conditions experienced in the second and third quarter of 2001, exacerbated by the tragic events of September 11, 2001. Revenue decreased primarily due to sales of products that we have been selling for several years partially offset by decreased sales from new products introduced or acquired within the past year. Revenue decreased by $30.8 million from products that we have been selling for several years including RangeLAN2, commercial Farallon and 900 MHz products, Symphony home networking products and Stratum building-to-building products. The decreases were partially offset by increased revenue of $25.7 million from new products introduced or acquired within the past year including Harmony and RangeLAN-DS products, Symphony HomeRF and consumer Farallon products and Stratum MP building-to-building products.

     Revenue decreased by 35% in the Enterprise/Commercial indoor network product line from the first nine months of 2000 to the first nine months of 2001 primarily due to reduced sales on products that we have been selling for several years. Revenue increased 96% in the Home/SOHO product line from the first nine months of 2000 to the first nine months of 2001 primarily due to increased sales of new products developed internally within the past year partially offset by decreased revenue from products that we have been selling for several years. Revenue increased 3% in the Building-to-Building fixed wireless product line from the first nine months of 2000 to the first nine months of 2001 primarily due to increased unit shipments for products we offer from businesses we recently acquired.

Three months ended September 30, 2001 and June 30, 2001

     Revenue decreased by 31% from $23.3 million in the second quarter of 2001 to $16.1 million in the third quarter of 2001. Revenue decreased primarily due to reduced sales of products that we have been selling for several years and acquired home networking products partially offset by increased sales of new products introduced or acquired within the past year. Revenue from products that we have been selling for several years decreased by $10.1 million and included RangeLAN2, RangeLAN-DS, commercial Farallon and 900 MHz products, Symphony and Symphony HomeRF home networking products and Stratum building-to-building products. This decrease was partially offset by increased revenue of $2.9 million from new products introduced or acquired within the past year including Harmony and 802.11a products, HomeRF 2.0 and consumer Farallon home networking products and Stratum MP building-to-building products.

     Revenue decreased 19% in the Enterprise/Commercial indoor network product line from the second quarter of 2001 to the third quarter of 2001 primarily due to reduced unit shipments on new products developed internally within the past year and decreased revenue from products that we have been selling for several years. Revenue decreased by 43% in the Home/SOHO product line from the second quarter of 2001 to the third quarter of 2001 primarily due to reduced sales of products that we have been selling for several years. Revenue decreased 22% in the Building-to-Building fixed wireless product line from the second quarter of 2001 to the third quarter of 2001 primarily due to decreased unit shipments for products we offer from businesses we recently acquired.

PROVISION FOR EXCESS AND OBSOLETE INVENTORY

     We recorded a provision for excess and obsolete inventory, including purchase commitments, totaling $6.0 million during the third quarter of 2001 of which $4.0 million related to excess and obsolete inventory and $2.0 related to purchase commitments, and $50 million for the nine months ended September 30, 2001, of which $41.5 million related to excess and obsolete inventory and $8.5 related to purchase commitments. The excess and obsolete inventory provisions related to raw materials, work-in-process and finished goods totaling $29.2 million, $8.0 million and $4.3 million, respectively. Inventory purchases and commitments are based upon future sales forecast. To mitigate the component supply constraints that have existed in the past, we built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess inventory charges were due to the following factors:

     -   Sudden and significant decrease in demand for our products;

     - Notification from customers that they would not be ordering as much as they had previously indicated;

     - An unexpected and significant decline in the forecasted revenue for at least the next twelve months exacerbated by the tragic events of September 11, 2001;

     - Dramatic increase in competition for networking products, particularly related to home networking and enterprise LANs; and

     - The decline in demand for fixed wireless solutions due to the worldwide slowdown in the telecom industry.

     Due to these factors inventory levels exceeded our requirements based on current 12-month sales forecasts. This additional excess and obsolete inventory charge was calculated based on the inventory levels in excess of 12-month demand for each specific product family. We do not currently anticipate that the excess and obsolete inventory subject to this provision will be used at a later date based on our current 12-month demand forecast. We use a 12-month demand forecast because the wireless communications industry is characterized by rapid technological changes such that if we have not sold a product after a 12-month period it is unlikely that the product will be sold. We recorded a provision for inventory totaling $1.9 million during the second quarter of 2000 related to first generation IEEE 802.11 inventories.

GROSS PROFIT (LOSS)

     Gross profit (loss) as a percentage of revenue was (3.6%) in the third quarter of 2001 compared to 43.7% in the third quarter of 2000. Gross profit
(loss) as a percentage of revenue was (32.1%) in the first nine months of 2001 compared to 41.8% in the first nine months of 2000. Included in gross profit
(loss) in the third quarter of 2001 was a charge of $690,000 for amortization of intangible assets related to acquisitions and a charge of $6,000,000 related to excess and obsolete inventory. Excluding the amortization and the charge, gross profit as a percentage of revenue was 38.0% in the third quarter of 2001. Included in gross profit in the third quarter of 2000 was a charge of $699,000 for amortization of intangible assets related to acquisitions. Excluding the amortization, gross profit as a percentage of revenue was 46.1% in the third quarter of 2000. Included in gross profit (loss) in the first nine months of 2001 was a charge of $2,142,000 for amortization of intangible assets related to acquisitions and a charge of $50,000,000 related to excess and obsolete inventory. Excluding the amortization and the charge, gross profit as a percentage of revenue was 43.7% in the first nine months of 2001. Included in gross profit in the first nine months of 2000 was a charge of $1,367,000 for amortization of intangible assets related to acquisitions and a charge of $1,859,000 related to first generation IEEE 802.11 inventories. Excluding the amortization and the charge, gross profit as a percentage of revenue was 46.2% in first nine months of 2000. Excluding the respective amortization and the charges, gross profit as a percentage of revenue decreased in 2001 compared to comparable periods in 2000 due to an increased proportion of revenues from lower gross margin Symphony HomeRF products augmented by decreased revenue from higher gross margin RangeLAN2, Stratum and 900 MHz products. Gross margins will be affected by a variety of factors, including manufacturing efficiencies, the degree to which our manufacturing is outsourced, the location of manufacturing, future manufacturing licenses of our products, product mix, competitive pricing pressures, the degree of customization of individual products required by OEM customers and component and assembly costs.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased by 17% from $3.1 million in the third quarter of 2000 to $3.6 million in the third quarter of 2001. Research and development expenses increased by 14% from $8.8 million in the first nine months of 2000 to $10.0 million in the first nine months of 2001. Research and development expenses increased primarily due to the increased number of engineering employees, including employees added as a result of the Siemens development group and Card Access acquisitions, and continued investment in integrating our technology into application specific integrated circuits, or ASICs. Research and development expenses increased as percentage of revenue in the third quarter of 2001 compared to the third quarter of 2000 primarily due to the decrease in revenue and increased program spending. Research and development expenses increased as percentage of revenue in the first nine months of 2001 compared to the first nine months of 2000 primarily due to the decrease in revenue and increased program spending. We expect that research and development expenses will vary over time as a percentage of revenue.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

     The amount expensed to purchased in-process research and development in the third quarter of 2001 relates to 802.11a technology acquired with the Card Access transaction and was calculated by estimating the fair value of technology currently under development using the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculation was 30%. The amount expensed to purchased in-process research and development in the third quarter of 2000 relates to HomeRF wideband frequency-hopping technology acquired with the Siemens Development Group transaction and was calculated by estimating the fair value of technology currently under development using the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculation was 30%. The amount expensed to purchased in-process research and development in the first nine months of 2000 related to in-process technology acquired with the Farallon and Siemens Development Group purchase transactions.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased by 45% from $5.6 million in the third quarter of 2000 to $8.1 million in the third quarter of 2001. Selling, general and administrative expenses increased by 97% from $13.9 million in the first nine months of 2000 to $27.4 million in the first nine months of 2001. Included in selling, general and administrative expenses in the third quarter of 2001 was a charge of $2.5 million to increase the allowance for doubtful accounts. Excluding the charge, selling, general and administrative expenses decreased by 1% from $5.6 million in the third quarter of 2000 to $5.5 million in the third quarter of 2001. Included in selling, general and administrative expenses in the first nine months of 2001 was a charge of $3.0 million for expenses related to the termination of the proposed merger with Netopia, a charge of $2.6 million for legal expenses related to actions taken to protect of our intellectual property rights for direct sequence wireless local area networking technology and a charge of $4.5 million to increase the provision for the allowance for doubtful accounts. Excluding these charges, selling, general and administrative expenses increased by 25% from $13.9 million in the first nine months of 2000 to $17.3 million in the first nine months of 2001. The increase was primarily due to employees added as a result of the Farallon acquisition, hiring of additional marketing and sales personnel to support our expansion into international and consumer markets, and increased trade show and promotional expenses. Excluding the charges, selling, general and administrative expenses increased as a percentage of revenue in 2001 compared to 2000 primarily due to employees added as a result of the Farallon acquisition. We expect that selling, general and administrative expenses will vary over time as a percentage of revenue.

RESTRUCTURING CHARGES

     Restructuring charges of $400,000 and $550,000 were recorded in the third quarter of 2001 and the second quarter of 2001, respectively, and related primarily to a workforce reduction of approximately 88 people. We paid $743,000 of the restructuring charge in the first nine months of 2001, and the remaining cash expenditures relating to the workforce reduction will be substantially paid in the fourth quarter of 2001. We expect to record an additional restructuring charge in the fourth quarter of 2001 for additional workforce reductions and termination of agreements related to the reduction in workforce and closing certain facilities.

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

INTEREST AND OTHER INCOME, NET

     Interest and other income, net decreased in the first nine months of 2001 compared to the first nine months of 2000 primarily due to lower invested cash balances.

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

     The following table summarizes the activity in our investment portfolio and the carrying value as of December 31, 2000 and September 30, 2001 (in thousands):

                                                                           NINE MONTHS ENDED
                                                     DECEMBER 31,          SEPTEMBER 30, 2001
                                                        2000        -------------------------------
                                                      CARRYING                             CARRYING
                                                       VALUE        INVESTED   IMPAIRMENT    VALUE
                                                     -----------    --------   ----------   -------
     802.11a chipset company ....................      $   --         $ 2,000     $    --     $2,000
     Broadband gateway company ..................       4,000           1,000       4,600        400
     Mobile wireless service provider ...........       5,000              --       5,000         --
     Wireless Internet appliances company .......          --           1,000       1,000         --
     Fixed wireless service provider ............          --             500         500         --
                                                       ------         -------     -------     ------
                                                       $9,000         $ 4,500     $11,100     $2,400
                                                       ======         =======     =======     ======

     During the three months ended June 30, 2001, we made an investment in a private equity financing in which other investors participated for a company developing IEEE 802.11a chipsets. We made this investment to help fund the development of key technology for our next-generation high-speed wireless LAN products. Our investment is recorded at cost and as of September 30, 2001 we have concluded that this investment is not impaired. Our conclusion is based on the progress that the company is making in developing the product and on the interest in the company expressed by other investors. We believe that the company will receive sufficient funding from other investors to complete its development stage activities and achieve positive cash flow.

     We originally invested in the broadband gateway company in order to expand the adoption of our products in the consumer and small office markets. During the three months ended March 31, 2001 we invested $1.0 million in the broadband gateway company as part of a convertible note, or bridge, financing. Because the bridge financing in which other investors participated was dilutive to prior financings and because of the decline in the overall market conditions for broadband gateway companies, we determined that our original investment was impaired. We concluded that the impairment was other-than-temporary, and recorded an impairment charge of $2.0 million during the quarter ended March 31, 2001. The impairment charge reduced the carrying value of the investment to the estimated fair market value based on the terms of the recent bridge financing. In September 2001 the broadband gateway company entered into an agreement to be acquired and this resulted in an additional impairment charge of $1.6 million to reflect the projected proceeds from the sale.

     We originally invested in the mobile wireless service provider in order to open new markets for the use of wireless LANs in airports, hotels and other public places and expand the adoption of its products. During the three months ended March 31, 2001, as the result of a bridge financing in which other investors participated that was dilutive to prior financings as well as the significantly reduced availability of private placement funding for wireless service providers, we determined that the carrying value of our investment was impaired. We concluded that the impairment was other-than-temporary and recorded an impairment charge of $2.7 million during the quarter ended March 31, 2001. The impairment charge reduced the carrying value of the investment to the estimated fair market value based on the terms of the recent bridge financing. In October the mobile wireless service provider filed for bankruptcy which resulted in an additional impairment charge of $2.3 million to write off the remaining balance of the investment.

     We originally invested in the wireless Internet appliances company in order to open new markets for the use of wireless technology in Internet appliances using Symphony HomeRF technology. During the three months ended June 30, 2001, we invested $1.0 million in the wireless Internet appliances company as part of a private equity financing in which other investors participated. The wireless Internet appliances company is a development stage company with significant risks. As of September 30, 2001 the wireless Internet appliances company had spent a significant portion of its funding on operating activities and we determined that the carrying value of this investment was impaired. Because of the downturn in the demand for telecommunications products and the decrease in funding of telecommunication start-up companies, we believe that there is significant uncertainty whether the company will be able to raise additional funding needed and achieve positive cash flow. We concluded that the impairment was other-than-temporary and recorded an impairment charge of $0.5 million during the second quarter ended June 30, 2001 and $0.5 million in the third quarter of 2001. The impairment charge reduced the carrying value of the investment to the estimated fair market value based on when the company used the funds.

     We originally invested in the fixed wireless service provider in order to expand the adoption of our products in the building-to-building fixed wireless market. During the three months ended June 30, 2001, we invested $0.5 million in the fixed wireless service provider as seed funding secured by a convertible note that converts upon closing of the company's first equity financing. As of June 30, 2001, the fixed wireless service provider had spent all of the funding on operating activities and we determined that the carrying value of this investment was impaired. We concluded that the impairment was other-than-temporary and recorded an impairment charge of $0.5 million during the second quarter ended June 30, 2001. The impairment charge reduced the carrying value of the investment to the estimated fair market value based on when the company used the funds.

     In addition to the $11.1 million impairment charges described above, we recorded an impairment charge on our marketable security investment in a wireless services company for China of $1.0 million which reflected an other-than-temporary decline in value based on a sustained reduction in the quoted market price which was less than the cost per share. Therefore, our total impairment charge on equity investments for the nine months ending September 30, 2001 was $12.1 million. If these companies raise additional capital on a dilutive basis, or if the results of operations and financial condition of these companies continue to decline, and market conditions do not improve, we may incur additional impairment charges on this investment portfolio in the future.

INCOME TAXES

     The income tax provision for the three and nine month periods ended September 30, 2001 is primarily due to establishing a valuation allowance to offset deferred tax assets brought forward from December 31, 2000. As a result of the losses incurred there is significant uncertainty whether a benefit of the deferred tax assets would be realized. The Company is not able to carry back losses to prior years and claim income tax refunds. Accordingly, the Company believes that it is necessary to establish a full valuation allowance of $5,043,000. The Company recognized a benefit for income taxes of $2,563,000 and $223,000 in the three and nine months ending September 30, 2000. The effective rate was higher than the federal statutory rate of 35% plus the state statutory tax rate of 6%, net of federal benefits, primarily due to expenses related to the cost of acquisitions and equity investments that were not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     In the first nine months of 2001, $31,994,000 of cash and cash equivalents were used in operating activities, primarily by the net loss after the effect of non cash charges and to fund an increase in inventories and other assets and a decrease in other liabilities, partially offset by a decrease in accounts receivable. In the first nine months of 2000, $17,818,000 of cash and cash equivalents were used in operating activities, primarily to fund increases in inventories and accounts receivable and a decrease in accounts payable and other current liabilities, partially offset by net income after the effect of non cash charges.

     Accounts receivable decreased by 29.4% from $24.5 million at December 31, 2000 to $17.3 million at September 30, 2001. Days sales outstanding in receivables increased from 66 days at December 31, 2000 to 97 days at September 30, 2001. We recorded a provision to increase the allowance for doubtful accounts by $2.5 million during the third quarter of 2001 and $4.5 million for the nine months ended September 30, 2001. The increase in the allowance account represents a full reserve for over 90 days accounts and 2.8% reserve for accounts under 90 days. The over 90 days account balances increased 83% from $2.9 million as of December 31, 2000 to $5.3 million as of September 30, 2001 and 65% from $3.2 million as of June 30, 2001 to $5.3 million as of September 30, 2001. The increase was primarily due to the recent difficulty in collecting accounts receivable from OEM customers, valued-added resellers and systems integrators that sell RangeLAN2 and Harmony products, HomeRF home networking products and Stratum building-to-building products shipped to Europe and North America. The company has not written-off any accounts as of September 30, 2001 and there were no significant sales returns not recorded. The increase in days sales outstanding was due to the timing of shipments in the respective periods and difficulty in collecting accounts receivables.

     Inventories decreased by 36% from $35.3 million at December 31, 2000 to $22.7 million at September 30, 2001. Inventory turns, including the inventory provision, based on annualized cost of sales for the fourth quarter of 2000 and the third quarter of 2001 were 2.9 and 1.9 turns, respectively. The decrease in inventories was primarily due to the increase in the provision for excess and obsolete inventory partially offset by an increase in inventory of new products developed internally within the past year including HomeRF 2.0 and 802.11a products.

     In the first nine months of 2001 and 2000, we purchased $3,902,000 and $3,550,000, respectively, of property and equipment. Capital expenditures in the first nine months of 2001 and 2000 were primarily for manufacturing and engineering test equipment, purchased software and leasehold improvements.

     In the first nine months of 2001 and 2000, we made investments of $4,500,000 and $6,000,000 in start-up companies and the investments were accounted for under the cost method.

     In the first nine months of 2001 and 2000, we generated $1,048,000 and $4,416,000, respectively from issuance of common stock as a result of the exercise of employee stock options and the employee stock purchase plan purchases.

     At September 30, 2001, we had working capital of $55,411,000 including $24,177,000 in cash and cash equivalents and $5,715,000 in marketable securities. We believe existing liquidity sources will be sufficient to provide adequate working capital for the next twelve months. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, we will consider raising additional financing. There can be no assurance that such financing will be available on terms acceptable to us, if at all.

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

     - changes in the regulatory environment, product health and safety concerns; and

     -   general economic conditions.

     Historically, we have not operated with a significant order backlog and a substantial portion of our revenue in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, our revenue expectations are based almost entirely on internal estimates of future demand and not on firm customer orders. Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates. If orders and revenue do not meet expectations, our operating results could be materially adversely affected. In this regard, in second quarter of 2001 we experienced a decrease in revenue from the previous quarter and recorded a $44 million provision for excess and obsolete inventory due primarily to a sudden decrease in demand for our products and unexpected and significant decline in our forecasted revenue. In the third quarter of 2001, we experienced a decrease in revenue from the previous quarter and recorded an additional provision of $6.0 million for excess and obsolete inventory. In addition, day sales outstanding in receivables increased from 66 days at December 31, 2000 to 97 days at September 30, 2001 and we recorded a $4.5 million charge to increase the allowance for doubtful accounts during the nine months ended September 30, 2001. Similarly, in the third quarter of 1997, we experienced a decrease in revenue and an operating loss as a result of a significant decrease in orders from two or our major customers. We can offer no assurance that we will not experience future quarter to quarter decreases in revenue or quarterly operating losses. In addition, due to the timing of orders from OEM customers, we have often recognized a substantial portion of our revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products have caused, and may in the future cause, operating results to vary significantly from quarter to quarter.

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

     We have several competitors in our commercial wireless business, including without limitation Agere Systems, Alvarion (formerly Breezecom), Cisco Systems (which acquired Aironet Wireless Communications), Enterasys, Intersil, Nokia, Symbol Technologies, Western Multiplex and 3COM. We also face competition from a variety of companies that offer different technologies in the emerging home networking market, including several companies developing competing wireless networking products. Additionally, numerous companies have announced their intention to develop competing products in both the commercial wireless and home networking markets, including several Asia-based companies offering low-price IEEE 802.11b products. In addition to competition from companies that offer or have announced their intention to develop wireless LAN products, we could face future competition from companies that offer products which replace network adapters or offer alternative communications solutions, or from large computer companies, PC peripheral companies, as well as other large networking equipment companies. Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. For example, in the first quarter of 2001, Intel Corporation, a HomeRF OEM customer, announced that it would offer IEEE 802.11b products for its next generation of consumer wireless networking devices. This announcement resulted in a decrease in the market price of our common stock. We can offer no assurance that we will be able to compete successfully against these competitors or those competitive pressures we face will not adversely affect our business or operating results.

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

     Our success is also dependent on our ability to develop new products for existing and emerging wireless communications markets, to introduce such products in a timely manner and to have them designed into new products developed by OEM customers. The development of new wireless networking products is highly complex, and, from time to time, we have experienced delays in developing and introducing new products. Due to the intensely competitive nature of our business, any delay in the commercial availability of new products could materially and adversely affect our business, reputation and operating results. In addition, if we are unable to develop or obtain access to advanced wireless networking technologies as they become available, or are unable to design, develop and introduce competitive new products on a timely basis, or are unable to hire or retain qualified engineers to develop new technologies and products, our future operating results would be materially and adversely affected. We have expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standards and the HomeRF specification. We can offer no assurance, however, that our IEEE 802.11 compliant products and our Symphony HomeRF products will have a meaningful commercial impact. In this regard, we recorded a provision for excess and obsolete inventory, including purchase commitments, totaling $44.0 million during the second quarter of 2001, of which $37.5 million related to an additional excess inventory charge and $6.5 million related to purchase commitments, and another provision totaling $6.0 million during the third quarter of 2001, of which $4.0 million related to an additional excess inventory charge and $2.0 million related to purchase commitments. In the second quarter of 2000, we recorded a charge of $1,859,000 to cost of sales related to first generation IEEE 802.11 inventories.

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

     In 2000, the IEEE approved a new 5 GHz wireless LAN standard designated as 802.11a. This new standard is based on Orthogonal Frequency Division Multiplexing, or OFDM, technology with multiple data rates ranging from below 10 Mbps to approximately 50 Mbps. In 1999, the European Telecommunications Standards Institute Project BRAN (Broadband Radio Access Networks) committee approved a new 5 GHz wireless LAN standard designated as HiperLAN2, also based on OFDM technology. Proxim is currently shipping initial commercial units of 802.11a products, and certain competitors have announced their intention to ship 802.11a products during the fourth quarter of 2001. In August 2001, we acquired Card Access, Inc. a developer of 802.11a wireless networking products, and we are working to develop products based on the 802.11a standard, but there can be no assurance that our 802.11a products will have a meaningful commercial impact.

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

     If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. In this regard, in the fourth quarter of 1997, we recorded a charge of $2,500,000 to in-process research and development related to a license of technology to be used in 5 GHz highspeed in-building wireless LAN products. In 1999, we recorded a total of $7,883,000 in charges related to the acquisition of 5 GHz ultra-broadband wireless building-to-building products. In the second quarter of 2000, we recorded a charge of $491,000 related to acquisition of products that address home and small office networking requirements, as well as Apple Macintosh computer connectivity. In the third quarter of 2000, we recorded a charge of $8,040,000 related to the acquisition of HomeRF technology. In the third quarter of 2001, we recorded a charge of $1,373,000 related to the acquisition of a developer of 802.11a products.

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

     Revenue from shipments by us to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 33%, 18% and 21% of total revenue during the first nine months of 2001, and calendar years 2000 and 1999, respectively. We expect that revenue from shipments to international customers will vary as a percentage of total revenue.

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

     On July 9, 2001, we filed an amended answer and counterclaim to the Agere Systems suit. We are seeking declaratory judgment for non-infringement, invalidity and unenforceability of certain Agere Systems patents, as well as damages for violation of the antitrust laws of the United States.

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

TO COMPETE EFFECTIVELY, WE MUST ESTABLISH AND EXPAND NEW DISTRIBUTION CHANNELS FOR OUR HOME NETWORKING PRODUCTS.

     To date, a substantial percentage of our revenue has been derived from OEM customers through our direct sales force. We sell our branded RangeLAN2 and Harmony products through domestic and international distributors. We are also establishing new distribution channels for our Symphony HomeRF family of cordless home and small office networking products. Symphony HomeRF products are currently sold through computer retailers, leading computer catalogs and numerous on-line retail sites over the Internet, including our e-commerce Web site at www.proxim.com. In general, distributors and retailers offer products of several different companies, including products that may compete with our products. Accordingly, they may give higher priority to products of other suppliers, thus reducing their efforts to sell our products. Agreements with distributors and retailers are generally terminable at their option. Any reduction in sales efforts or termination of a relationship may materially and adversely affect our business and operating results. Use of distributors and retailers also entails the risk that they will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, they may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in our future operating results.

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

WE HAVE RECORDED LOSSES AS A RESULT OF IMPAIRMENT OF SOME OF OUR EQUITY INVESTMENTS AND MAY INCUR ADDITIONAL LOSSES IN THE FUTURE, WHICH WOULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

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

     We have recorded impairment charges related to our equity investments of $12.1 million, $2.5 million and $2.0 million during the first nine months of 2001, and calendar years 2000 and 1999 respectively. If the results of operations and financial condition of these companies continue to decline, and market conditions do not improve, we may incur additional impairment charges on this investment portfolio, or any future investments.

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

     In the third quarter of 1997 and the second and third quarters of 2001, we announced revenue and operating results below expectations of securities analysts and investors, resulting in a decrease in the market price of our common stock. In addition, in recent years the stock market in general, and the market for shares of high technology stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. There can be no assurance that the market price of our common stock will not experience significant fluctuations in the future, including fluctuations that are unrelated to our performance.

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

     On July 9, 2001, we filed an amended answer and counterclaim to the Agere Systems suit. We are seeking declaratory judgement for non-infringement, invalidity and unenforceability of certain Agere Systems patents, as well as damages for violation of the antitrust laws of the United States.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits:

     None.

B.   Reports on Form 8-K:

     None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 14th day of November 2001.

                                       PROXIM, INC.

                                       By: /s/ Keith E. Glover
                                           -------------------------------------
                                           Keith E. Glover,
                                           Vice President of Finance and
                                             Administration and
                                             Chief Financial Officer

Dated: November 14, 2001