Form 10-K
period 2001-12-31
PROXIM INC /DE/
filed 2002-02-25
CIK 914027

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                 Title of Class
                     Common Stock, par value $.001 per share
                         Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   [X]              No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sale price of the Common Stock on the NASDAQ National Market System on February 21, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $69,635,322. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 31,383,803 at February 21, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART 1

ITEM 1.  BUSINESS

    This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to the financial condition, results of operations, accounting judgments, cash flows, litigation, financing plans, business strategy, operating efficiencies or synergies, budgets, capital and other expenditures, competitive position, growth opportunities for existing products, benefits from new technology, plans and objectives of management and other matters. Statements in this document that are not historical facts are identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. These forward-looking statements, including statements relating to future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this report, are estimates reflecting the best judgment of the senior management of Proxim. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report under the caption "Risk Factors" and elsewhere in this report.

    When we use the words, "anticipate," "estimate," "project," "intend," "expect," "plan," "believe," "should," "likely" and similar expressions, we are making forward-looking statements. These forward-looking statements are found at various places throughout this report and the other documents we incorporate by reference in this report. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events. All subsequent forward-looking statements attributable to Proxim or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

OVERVIEW

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

    In 2000, we introduced the second generation of Symphony cordless networking products, Symphony HomeRF(TM) based on the HomeRF Working Group wireless standard protocol. In 2001, we introduced Symphony

HomeRF 2.0 products that operate at data rates up to 10 Mbps and support both cordless voice and data communications. Similar to the original Symphony family of data networking products, our Symphony HomeRF products also operate in the unlicensed 2.4 GHz frequency band, providing cordless data local area networking, and cordless voice communications. We sell our Symphony HomeRF branded products through a variety of consumer distribution channels, including computer retailers and catalogs, as well as on-line retail sites over the Internet, including our e-commerce Web site. In addition, we have entered into and seek to broaden our base of original equipment manufacturer, or OEM, relationships and co-marketing alliances with PC companies, broadband product companies, and Internet service providers.

    In 2000, we also introduced Harmony(TM), a new wireless networking infrastructure solution for commercial applications designed to operate with current and forthcoming wireless LAN standards, including OpenAir, Institute of Electrical and Electronics Engineers, or IEEE, 802.11b, IEEE 802.11g, Bluetooth, 10 Mbps wideband frequency hopping, and 5 GHz technologies such as IEEE 802.11a, in a single, homogeneous architecture. For enterprise customers implementing wireless solutions, Harmony reduces equipment acquisition costs, installation complexity and long-term operating costs by centralizing network management, communication and security services. Harmony protects current and future wireless infrastructure investments by supporting leading and forthcoming wireless LAN protocols. The system is managed through a Web-based interface, which provides customizable network maps and traffic statistics, or through standard enterprise SNMP packages. We are selling Harmony products through all of our traditional commercial product distribution channels. In 2001, we introduced Harmony 802.11a products that operate in the 5 GHz unlicensed frequency bands. The Harmony 802.11a family is fully IEEE 802.11a-compliant, and offers 54 Mbps data rate in 802.11a mode. Proxim's 2X mode adds data rates up to 100 Mbps.

    We were incorporated in California in 1984, and reincorporated in Delaware in 1993. All references to Proxim common stock shares, net income (loss) per share and the number of shares used in the computation have been restated for all periods presented to reflect a two-for-one stock split (which was effected in the form of a stock dividend) that was effective August 21, 2000.

SUBSEQUENT EVENT

    On January 16, 2002, we announced that we have entered into a definitive agreement to merge with Western Multiplex Corporation, in a stock-for-stock merger of equals transaction. Under the terms of the merger agreement, each share of Proxim common stock will be converted into 1.8896 shares of Western Multiplex common stock, resulting in an combined market capitalization of approximately $550 million, based on the average of the closing prices of Western Multiplex common stock on the day of, and the two days before and after, January 16, 2002. The acquisition will be accounted for as a purchase transaction, with Western Multiplex as the accounting acquirer, and is expected to be completed during late in the first calendar quarter or early in the second calendar quarter of 2002. The closing is subject to regulatory approval, Proxim and Western Multiplex stockholder approval and customary closing conditions. Western Multiplex designs, develops, markets and sells fixed wireless broadband equipment solutions. The combined company will be named Proxim Corporation and trade under the ticker symbol PROX, and the headquarters will be located in Sunnyvale, California.

RECENT BUSINESS COMBINATIONS

    In December 1999, we acquired privately held WaveSpan Corporation, a California corporation, for 340,000 shares of our common stock valued at approximately $9.8 million and $2.2 million of cash, and the acquisition was accounted for as a purchase transaction. WaveSpan developed 5 GHz ultra-broadband building-to-building wireless products and technologies, including a 5 GHz wireless bridge delivering networking speeds of up to 100 megabits per second ("Mbps") each way with two T-1 voice channels. We believe that this acquisition enhances our wireless LAN market position by adding complementary building-to-building wireless products to our product offerings.

    In January 2000, we acquired Micrilor, Inc., a privately held company in Wakefield, Massachusetts, for 292,000 shares of common stock. This transaction was accounted for as a pooling of interests transaction. Micrilor developed patented direct sequence spread spectrum wireless technology. We believe this acquisition further extends our technology base in developing products for the worldwide wireless LAN and building-to-building networking industries. Further, we believe that Micrilor's expertise in direct sequence spread spectrum RF technology complements our mix of wireless LAN offerings utilizing frequency hopping spread spectrum technology.

    In June 2000, we acquired Farallon Communications, Inc., a privately held company in San Leandro, California, for 243,310 shares of Proxim's common stock and $4 million in cash, and the acquisition was accounted for as a purchase transaction. Farallon developed plug-and-play networking solutions for Macintoshes and PCs. We believe that this acquisition broadens our offerings for the home networking, small business and education markets by adding Macintosh-compatible wireless connectivity solutions and other complimentary broadband networking products. These enhanced capabilities strengthen Proxim's position with major cable operators and other leading service providers seeking to deliver complete broadband networking solutions.

    In September 2000, we expanded our existing partnership with Siemens to include technology cross-licensing, joint worldwide sales and marketing, and a Siemens equity position in Proxim. Siemens received 500,000 shares of Proxim common stock valued at approximately $21.3 million as of the closing date. We acquired a license from Siemens to develop integrated DECT-based voice technology related to our HomeRF products. To facilitate the intellectual capital and technology exchange, we hired a team of Siemens engineers based in Austin, Texas, to develop integrated HomeRF voice and data technology. Under the cross-licensing and technology exchange agreement, Siemens provides us with know how related to digital cordless voice technology. In return, we have licensed to Siemens manufacturing rights for certain first and second generation Proxim HomeRF products. Siemens is also providing engineering resources in Germany that concentrate on the development of HomeRF-based voice handsets.

    In August 2001, we acquired Card Access, Inc., a privately held company in American Fork, Utah, for 400,000 shares of Proxim common stock valued at approximately $3.9 million as of the closing date, and assumed approximately $0.8 million of debt. In addition, performance incentives could increase the consideration by up to 200,000 shares of Proxim common stock, through the period ending September 30, 2002, to a total of 600,000 shares. As of December 31, 2001, a total of 440,000 shares valued at approximately $4.2 million were issued in relation to this acquisition. The acquisition was accounted for as a purchase transaction. Card Access is a leading developer of IEEE 802.11a wireless networking products. We believe that this acquisition broadens our technical development expertise and will help accelerate the release of our Harmony 802.11a networking solutions.

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

    Wireless technology can also address the growing requirement for networking PCs in home and small office environments. The widespread adoption of personal computers, fueled in particular by the advent of sub-$1,000 and now sub-$500 PCs, has resulted in multiple PCs within millions of homes. In addition, the rapid growth of notebook PC sales in business over the past several years has led to increased usage in the home as more and more business professionals bring their laptops home on a regular basis. Furthermore, the popularity of the

Internet as a significant factor in the growth of PCs in home and small office environments, coupled with the emerging availability of higher-cost broadband services, has created a growing need to share high speed Internet access among multiple users.

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

    During the past several years, advances in wireless data communications technology have enabled the development of a generation of wireless LAN systems designed to operate in the unlicensed 2.4 GHz frequency band. This generation of
2.4 GHz products operates at higher data rates than previous products at lower frequencies and utilizes standard network interfaces and protocols to seamlessly extend existing enterprise data networks and Internet connections in small office and home environments. The recent development of these high performance, open systems products has enabled the emergence of a number of new high bandwidth applications in established industrial data collection markets and has fostered the creation of many applications in new vertical markets such as healthcare, hospitality, education and financial services. In healthcare, for example, wireless LANs now allow medical professionals to access clinical data and input patient charting information at the point-of-care anywhere in a hospital environment. These same wireless networks can also be used to facilitate admissions, billing, material management and other administrative applications. Data-intensive applications in markets such as healthcare require robust and scalable wireless networks capable of supporting an increasing number of applications and users over time. In addition, wireless LAN systems have gained market acceptance in commercial enterprise markets.

    As 2.4 GHz wireless LAN technology has matured, lower costs and ease of use features have created the opportunity to serve the growing number of homes and small offices that need to network PCs and peripherals and share Internet access. For example, users in homes with multiple PCs can share files, computer peripherals and Internet access without the hassle and expense of new wiring or the limitations of old existing wires not suited to carrying high bandwidth data. Laptop users are free to be anywhere in or around the home while being connected to the Internet, other PCs and peripherals. Desktop PCs can be positioned anywhere in the home or small office and still maintain network access, regardless of telephone jack, powerline plug or other wiring constraints. In addition, those in small offices can enjoy the benefits of enterprise networking without investing in a wired networking infrastructure.

    In 1997, an alliance of industry leading PC and PC peripherals companies was formed to address the requirements of the emerging market for home and small office networking. Named the HomeRF Working Group, the alliance developed a standard protocol for cordless voice communications and data networking. The core promoters of the HomeRF Working Group are Motorola, National Semiconductor, Proxim and Siemens. Introduced in April 2000, the first version of HomeRF products were based on 2.4 GHz frequency hopping spread spectrum technology with an initial data rate of 1.6 Mbps. The HomeRF protocol includes an Ethernet-like protocol for data networking and four voice channels based on the industry proven Digital Enhanced Cordless Telephone, or DECT, standard. Proxim developed the initial data networking technology, and Siemens developed the initial voice communications technology. The second version of the HomeRF products were introduced in September 2001 and support data rates up to 10 Mbps.

    Wireless LAN technology that can offer both data and voice functionality may also become important to the broadband services business. The broadband services business is bringing high-speed Internet access to homes, small business and enterprises. The leading technologies for broadband services today include hybrid fiber-coaxial cable, asymmetric digital subscriber line, or ADSL, over telephone lines, and wireless metropolitan multipoint distribution systems, or MMDS. Broadband service providers, including cable TV operators, regional telephone operating companies, and long distance telephone companies, are seeking to offer complete packages of services, including broadband Internet connectivity, local and long distance telephony, and, in certain cases, multimedia audio and video applications. The challenge is to offer systems that cost-effectively provide these services, including installation and future expansion, with minimal labor costs, particularly in home and small office environments. We believe that wireless LANs are uniquely suited to provide in-premise distribution of voice, data and video distribution services. We believe that HomeRF-based wireless LANs will enable broadband service providers to seamlessly extend their connection to multiple data and voice devices in and around homes and small offices, and reduce the cost of installation and changes.

    Another new application for wireless LAN technology is connectivity for business travelers on the road. Wireless LAN technology is being deployed in public places such as airport terminals and hotels, where business travelers with notebook PCs can connect to the Internet. Wireless LAN technology has the potential to provide products that can operate at home, in the office and on the road.

    Concurrent with the emergence of new applications and new markets, we believe that three major factors are contributing to an expansion in the worldwide market potential for wireless LANs. First, from a regulatory perspective, the 2.4 GHz frequency band has been allocated for unlicensed wireless networks in most developed countries around the world. Second, the wide availability of this unlicensed spectrum has encouraged wireless LAN suppliers to design standard products and solutions that can be marketed and sold globally. Third, the cost of 2.4 GHz products continues to decline through both advanced design integration, volume manufacturing efficiencies and economies of scale.

    During the past two years, advances in wireless data communications technology have enabled the development of a new generation of wireless LAN systems designed to operate in the unlicensed 5 GHz frequency bands. This new generation of 5 GHz products, based on the IEEE 802.11a standard, operates at significantly higher data rates and, as with 2.4 GHz products, utilizes standard network interfaces and protocols to seamlessly extend existing enterprise data networks and Internet connections in high-end small office and home environments. The recent development of these higher performance, 5 GHz open systems products has enabled the emergence of new high bandwidth applications in commercial enterprise and high-end consumer markets such as streaming full motion video distribution. In addition, in markets such as healthcare, 802.11a wireless LANs are being tested to support high bandwidth applications such as medical imaging, as well as the traditional data collection and file transfer applications.

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

THE PROXIM SOLUTION

    In 1994, we pioneered first generation 2.4 GHz frequency hopping wireless LAN technology by being first to market with our RangeLAN2 product family. Since then we have captured a substantial number of key design wins with major 2.4 GHz OEM customers. We attribute this success to the architectural advantages of our RangeLAN2 product line and key aspects of our overall technology approach. These advantages include: seamless extension of existing enterprise data networks; robust, scalable wireless network architecture; superior product performance and functionality; and a broad array of interoperable products and applications.

    In 1998, we introduced the Symphony product family of cordless networking products designed to address the requirements of the emerging home and small office data networking markets. The unique advantages of our Symphony cordless networking solution include: robust cordless networking architecture; cost effective design; ease of use; and sharing of PC resources such as printers and modems.

    In December 1999, after completion of our acquisition of WaveSpan, we began offering our new Stratum family of high-speed fixed wireless building-to-building communications products. Stratum is a family of 5 GHz ultra-broadband wireless bridges delivering speeds of up to 100 Mbps in both directions, that can transport data, voice and video information between buildings up to 7 miles apart, extending corporate intranets and increasing wireless Internet backhaul capacity. Stratum is being deployed in enterprise networks and by ISPs, primarily in North America.

    In 2000, we introduced our second generation Symphony product family, Symphony HomeRF, based on the HomeRF Working Group protocol. Symphony HomeRF cordless networking products are designed to address the requirements of the emerging home and small office networking markets, providing both data networking and voice communications on a shared frequency basis. The result will be a cost-effective and robust system offering features and functionality that other technologies cannot offer. The Symphony HomeRF cordless networking solution includes all of the unique advantages of the original Symphony system, plus the added improvement of low-cost DECT-based telephony. The initial versions of our Symphony HomeRF products began shipping in April 2000.

    In June 2000, after the completion of our acquisition of Farallon, we began offering plug-and-play networking solutions for Macintoshes and PCs. We believe these solutions broaden our offerings for the home networking, small business and education markets by adding Macintosh-compatible wireless connectivity solutions and other complimentary broadband networking products.

    In August 2000, the United States Federal Communications Commission, or FCC, approved an amendment to Part 15 of the FCC regulations that enables development of wideband frequency-hopping systems operating in the unlicensed 2.4 GHz band. This ruling facilitated the creation of a new generation of high-speed HomeRF products that combine the benefits of 10 Mbps broadband data with toll-quality multi-line voice as well as streaming audio and video capabilities. By utilizing fast frequency-hopping technology, these products are not only lower-cost and more power efficient, but offer superior interference protection, physical layer security and network scalability compared to existing high-speed data-only wireless systems. In September 2001, we introduced Symphony HomeRF 2.0 home networking products that operate up to 10 Mbps based on the amended FCC regulations. The HomeRF 2.0 wideband frequency-hopping products with multi-line voice and streaming media support are compatible with our existing home networking solutions. Likewise, the current home networking products offered by other leading HomeRF Working Group companies including Motorola and Siemens are compatible with this new 10 Mbps generation of HomeRF technology.

    In October 2000, we introduced Harmony(TM), a new flexible wireless networking infrastructure solution for the enterprise market. We believe Harmony is the first wireless networking solution to embrace all current and forthcoming wireless LAN standards, including OpenAir, IEEE 802.11b, IEEE 802.11a, Bluetooth, and proposed standards such as IEEE 802.11g, in a single, homogeneous architecture. For enterprise customers implementing wireless solutions, Harmony reduces equipment acquisition costs, installation complexity and long-term operating costs by centralizing network management, communication and security services. Harmony protects current and future wireless infrastructure investments by supporting the leading and forthcoming wireless LAN protocols. Existing RangeLAN2, OpenAir-compatible and IEEE 802.11b and 802.11a products are all fully compatible with Harmony. Customers will be able to make seamless transitions to new LAN standards by adding low-cost access points without changing the management interface or disturbing existing wireless network users. Harmony further reduces network costs through its SmartArchitecture, a wireless management system that provides one-click, system-wide security updates and remote office infrastructure management through a single interface. The system can be managed through a Web-based interface, which provides customizable network maps and traffic statistics, or through standard enterprise SNMP packages. Harmony's SmartArchitecture also greatly reduces the time and expense of installation by avoiding many of the hidden costs of a wireless infrastructure. Harmony Access Points may be connected to any portion of the Ethernet network, eliminating the need for special wireless subnets common in other installations. Harmony clients also roam seamlessly anywhere there is wireless coverage, without the need for extra client software. In addition, Harmony SmartAttach software auto-discovers and configures new access points upon connection to the Ethernet network, simplifying installation. Where electrical wiring is not available, the optional Harmony Power Server delivers power to access points over Ethernet, eliminating the need for additional wiring.

    In November 2000, we introduced Stratum MP, a 2.4 GHz unlicensed multipoint bridging product. Its point-to-multipoint queuing protocol and channel access fairness algorithm enables the operator to establish traffic priority for each node within a multipoint cell. TRANSEC security is implemented at the radio transmission layer in the direct sequence code to block unauthorized parties from using the network or intercepting data. Proxim patents, which we believe are fundamental to high data rate spread spectrum signaling, are used within the Stratum MP. Designed for connecting service provider towers, office buildings, schools and residential complexes quickly and economically, Stratum MP offers a new level of wireless networking performance. Stratum MP enables deployment of low-cost infrastructure that provides customers with wireless, broadband access within a wide geographic area. We believe that Stratum MP provides higher throughput and lower packet delay than other leading 2.4 GHz building-to-building solutions.

    In 2001, we introduced Harmony 802.11a products that operate in the 5 GHz unlicensed frequency bands. The Harmony 802.11a family is IEEE
802.11a-compliant, and offers 54 Mbps data rate in 802.11a mode. Proxim's 2X mode adds data rates up to 100 Mbps.

PRODUCTS

    Since 1989, we have focused on supplying RF transceiver modules and wireless LAN adapters to OEM customers for integration into mobile computing platforms, handheld data terminals and portable peripheral devices, as well as wireless LAN base station products such as access points and gateways. We design our products to be small, lightweight, cost-effective and power efficient in order to meet the needs of our OEM customers and the vertical markets they serve. In addition, our home networking products are designed to meet the ease of use requirements of the emerging home PC networking market. We offer wireless networking products based on 5 GHz orthogonal frequency division multiplexing, or OFDM, technology, 2.4 GHz frequency hopping spread spectrum technology, 2.4 GHz direct sequence spread spectrum technology and 900 MHz direct sequence technology. We also offer high performance building-to-building fixed wireless products that operate in the unlicensed 2.4 GHz and 5 GHz frequency bands.

    Harmony Products. Harmony is the first wireless networking solution to embrace leading current and forthcoming wireless LAN standards, including OpenAir, IEEE 802.11b, IEEE 802.11a, Bluetooth, and proposed standards such as IEEE 802.11g, in a single, homogeneous architecture. The Harmony product family includes network infrastructure products and client adapter products. Network infrastructure products include Access Point Controllers which centralizes communication, configuration, management and security services, Access Points which deliver low-cost radio coverage and may be placed anywhere within the network, and Power Systems that deliver power over Ethernet to Access Points.

    Introduced in 2001, Harmony 802.11a products were the industry's first FCC-certified 5 GHz OFDM wireless LAN product family. The Harmony 802.11a product line complements the other Harmony products. Harmony 802.11a products include both client adapters and network infrastructure products. We currently offer CardBus client adapters, and we have plans to introduce PCI and mini-PCI client adapters in 2002. In addition, Harmony 802.11a products are available as private label models, enabling OEM customers to offer a complete line of wireless LAN products under their brand name.

    Introduced in 2000, Harmony 802.11b products include both client adapters and network infrastructure products. Client adapters include PC Cards, PCI and CompactFlash adapter. In addition, Harmony 802.11b products are available as private label models, enabling OEM customers to offer a complete line of wireless LAN products under their brand name.

    Harmony OpenAir products incorporate the RangeLAN2 technology into the Harmony networking architecture, and include Access Points and all of the client adapters offered in the RangeLAN2 product family.

    RangeLAN2 Products. Introduced in 1994, RangeLAN2 was the industry's first FCC-certified 2.4 GHz frequency hopping wireless LAN product family. The RangeLAN2 family consists of two product lines: OEM design-in modules and packaged "off the shelf" products. The design-in modules are integrated by OEM customers into handheld computing and data collection devices. Packaged products are used with standard notebook and desktop computers to extend existing enterprise networks and to create ad hoc wireless networks. All RangeLAN2 products are designed to share the same software and are functionally interoperable based on the OpenAir industry standard. RangeLAN2 packaged products include both client adapters and network infrastructure products. Packaged client adapters include the following form factors: one-piece PC Card, desktop ISA board, Ethernet and Serial external adapters. Packaged network infrastructure products include Ethernet and Token Ring access points for transparent bridging to existing wireline LANs. In addition, RangeLAN2 packaged products are available as private label models, enabling OEM customers to offer a complete line of 2.4 GHz wireless LAN products under their brand name. RangeLAN2 OEM modules are design-in wireless LAN adapters that range in size from credit card-sized devices to a match book-sized units. These modules are highly integrated, miniaturized products which reduce the design-in cycle time and expedite the time to market for OEMs by offering industry standard interfaces and, if required, the ability to port to non-standard interfaces and computing platforms with software tools and licensed source code. RangeLAN2 OEM modules have been designed into numerous handheld computing and data collection devices by various OEM partners.

    Symphony and Symphony HomeRF Products. The Symphony and Symphony HomeRF 2.4 GHz product families provide peer-to-peer cordless networking for the home and small office markets. Symphony products operate at up to 1.6 Mbps and include a cordless ISA and PCI adapter for desktop PCs, a cordless PC Card adapter for notebook and sub-notebook computers, a standalone Cordless Modem that provides plug-and-play V.90 56 Kbps modem sharing and a Cordless Ethernet Bridge for connectivity to broadband Internet devices such as cable modems, xDSL gateways and ISDN routers. Symphony HomeRF products operate at up to 1.6 Mbps and include the wireless LAN industry's first USB adapter for desktop computers, a cordless PC Card for notebook computers, a Cordless Ethernet Bridge for connectivity to broadband Internet devices such as cable modems, xDSL gateways and ISDN routers, and a miniature OEM design-in module for radio integration into products such as broadband Internet gateways. Symphony HomeRF 2.0 products operate at up to 10 Mbps and include a USB adapter for desktop computers, a cordless PC Card for notebook computers, a Cordless Base Station for connectivity to broadband Internet devices such as cable modems, xDSL gateways and ISDN routers, and an OEM design-in voice and data module for HomeRF integration into broadband gateway products that support telephone and Internet services. Symphony and Symphony HomeRF products also include the "Composer Installation Wizard" software setup tool, the "Conductor" modem sharing software to use an existing PC modem, and the "Maestro" network management software tool.

    Skyline Products. The Skyline product family includes 802.11a and 802.11b plug-and-play networking solutions for Macintoshes and PCs, including PC Cards, CardBus, Gateways and Access Points.

    RangeLAN-DS Products. RangeLAN-DS 2.4 GHz products include a one-piece PC Card for client computer systems as well as network access points for transparent bridging to existing Ethernet LANs. The RangeLAN-DS product family also includes OEM design-in modules for integration in a wide variety of mobile computing platforms. Operating at up to 11 Mbps, RangeLAN-DS products comply with the 802.11b direct sequence wireless LAN standard.

    Stratum MP Product. The Stratum MP product is a 2.4 GHz direct sequence spread spectrum wireless bridge which operates under license-free 2.4 GHz ISM band rules. With a 10 Base-T Ethernet interface, Stratum MP includes a MAC layer learning bridge and delivers 10 Mbps half-duplex throughput in point-to-point or point-to-multipoint cellular architectures.

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

    Stratum 100 and 20 Products. We offer two types of products based on our 5 GHz ultra-broadband fixed wireless technology: The Stratum 100 and the Stratum 20, which operate at 100 Mbps and 20 Mbps respectively, offer full duplex communications for 100 Base-T Ethernet and two T-1 connections. The Stratum operates in the recently allocated 5.15 - 5.35 GHz and 5.725 - 5.825 GHz unlicensed National Information Infrastructure, or U-NII, frequency bands. Operation in the 5 GHz spectrum allows the Stratum link to be resistant to interference from rain, snow and fog, making it technically superior to millimeter wave, infrared or laser optic solutions. Stratum performance is comparable to the best fiber links with better than 10(-12) bit error rate. With industry-standard 100 Base-T and MII interfaces, Stratum connects easily to a router or switch. Similarly, ANSI standard DS-1 ports connect to digital PBX, video codec and other equipment with T1 interfaces, which enable a seamless fit into existing data and voice networks. Management and monitoring can be enabled via built-in SNMP MIBs. User interface choices include native HTML for standard web browsers, and VT-100 displays and Telnet are supported.

CUSTOMERS

The majority of our revenue has been derived from sales to OEM customers that offer wireless LAN products as part of a complete solution that typically includes specialized mobile computers developed by the OEM, network infrastructure systems, peripheral devices, software and services. Our OEM partners traditionally target industrial applications in one or more specific markets such as manufacturing, warehousing, transportation and retailing. Our 2.4 GHz OEM customers include, among others, Casio Computer, Fujitsu, Furuno Electric, Hand Held Products, Intel, Intermec/Norand, LXE, Matsushita, Mitsubishi, Motorola, Percon, Sharp, Siemens AG, Teklogix and Toshiba.

    We market our branded Harmony and RangeLAN2 products to value-added resellers and systems integrators in emerging wireless markets that include healthcare, hospitality, education and financial services, where access to real-time information is critical. In markets such as healthcare, Integrated Software Vendors are sales partners that drive the information technology decision making process. In addition, RangeLAN2 software drivers are integrated into Microsoft's Windows CE, Handheld PC Professional Edition software utilized by leading handheld PC vendors including Casio Computer, Compaq Computer, Hewlett-Packard, Hitachi, LG Electronics, NEC, Philips, Sharp and Vadem.

    We market our Symphony and Symphony HomeRF products to national and regional PC and electronics retailers, computer catalogs, and on-line retail sites over the Internet, including our e-commerce Web site. In addition, we are establishing OEM relationships for our HomeRF family of home networking products. Symphony and Symphony HomeRF products serve emerging wireless markets that include home and small office networking, traveling professional and university campus networks, where mobility and price are critical. For our Symphony and Symphony HomeRF technology and products, we have established relationships with Compaq Computer, Kansai Electric, Motorola and Siemens. Motorola made a $10 million equity investment in Proxim in June 1999 and Siemens has a comparable investment in Proxim as the result of a technology cross-license and asset sale agreement.

    In 2001, no individual customer represented 10% or more of our total revenue. In 2000, sales to Intermec represented 12% of our total revenue. In 1999, sales to Intermec represented 30% of our total revenue.

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

SALES AND MARKETING

    We sell our commercial products directly to OEM customers and indirectly to value-added resellers, systems integrators and end users through regional, national and international distributors. We offer OEM customers both design-in products for integration into their wireless computing platforms, and branded products as private label models. We have developed channels for marketing and selling our Symphony and Symphony HomeRF product lines, including sales through national and regional PC and electronics retailers, computer catalogs, and on-line retail sites over the Internet, including our e-commerce Web site. Additionally, we have developed channels for marketing and selling our Symphony and Symphony HomeRF product line to OEM and private label partners. Our 5 GHz ultra-broadband products are sold to value-added resellers, systems integrators and end users primarily through regional distributors.

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

    Sales of wireless LAN products generally involve significant commitments of capital and other resources by our customers and us, with the attendant delays associated with procedures to approve such commitments. In this regard, during 2001, 2000, and 1999, we made minority equity investments of $4,100,000, $10,500,000, and $5,000,000, respectively, in startup technology companies. Due to the nature of these entities and their operations, there can be no assurance that these investments will be realizable or will result in marketable and/or successful products. In 2001, 2000, and 1999 we wrote-off $12,074,000, $2,500,000, and $2,000,000, respectively, due to the uncertainty in recovering these investments.

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

    Our branded Harmony, RangeLAN2, RangeLAN-DS Skyline and Stratum products are sold to value-added resellers, systems integrators and end users in the U.S. through regional distributors, and through Tech Data Corporation, Ingram Micro, Inc. and Anixter Corporation, three nationwide distribution and sales organizations. Skyline products are also sold through selective electronics retailers.

    We have established distribution channels and OEM partnerships for our Symphony and Symphony HomeRF family of cordless home and small office networking products. Symphony HomeRF products are currently sold through computer and electronics retailers, computer catalogs, and on-line retail sites over the Internet, including our e-commerce Web site.

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

    We are expanding the international distribution channels for our products. We are authorized to ship our RangeLAN2 and Symphony products into more than 50 countries. In addition to our relationships with numerous OEM customers who market the RangeLAN2, Harmony, Symphony and Symphony HomeRF products internationally, we have more than 40 authorized international distributors in over 50 sales territories. Revenue from shipments by us to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 33%, 18%, and 21% of total revenue during 2001, 2000, and 1999, respectively. We expect that revenue from shipments to international customers will vary as a percentage of total revenue. Sales to international customers or to U.S. OEM customers who ship to international locations are subject to a number of risks and uncertainties. For a discussion of the risks we face from our international business, see "Risk Factors - We Depend Upon International Sales and Our Ability to Sustain or Expand International Sales Is Subject to Many Risks, Which Could Adversely Affect Our Operating Results."

    As of December 31, 2001, our selling, general and administrative department consisted of 79 full-time employees. Selling, general and administrative expenses were $32,107,000, $19,930,000, and $13,575,000, during 2001, 2000, and
1999, respectively.

MANUFACTURING

    Our in-house manufacturing operations consist primarily of final assembly and testing, quality assurance, packaging and shipping at our manufacturing facility in Sunnyvale, California. We purchase the circuit boards, integrated circuits and other components used in our products from third party suppliers. We inspect these components for quality, group the components into kits by production order, and ship the kits to our subcontractors for interim assembly and test. We manufacture our Symphony HomeRF, Harmony 802.11a and 802.11b, and Skyline products through turnkey contract manufacturers.

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

     We have limited manufacturing capability and no experience in large scale or foreign manufacturing. If our customers were to concurrently place orders for unexpectedly large product quantities, our present manufacturing capacity might be inadequate to meet the demand. We can offer no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, we will need to achieve significant product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, we can offer no assurance that we will be able to do so. In order to remain competitive, we also must continue to introduce new products and processes into our manufacturing environment, and we can offer no assurance that any such new products will not create obsolete inventories related to older products.

     We conduct our manufacturing operations for RangeLAN2, Stratum and 900 MHz products at our corporate headquarters in Sunnyvale, California. In addition, we rely on contract and subcontract manufacturers for turnkey manufacturing and circuit board assemblies which subjects us to additional risks, including a potential inability to obtain an adequate supply of finished assemblies and assembled circuit boards and reduced control over the price, timely delivery and quality of such finished assemblies and assembled circuit boards. If our Sunnyvale facility were to become incapable of operating, even temporarily, or were unable to operate at or near our current or full capacity for an extended period, our business and operating results could be materially adversely affected.

     We outsource manufacturing for our Symphony HomeRF products with Flextronics International, Inc., a turnkey contract manufacturer. We expect Flextronics to provide domestic manufacturing for new product introductions and offshore manufacturing for lower-cost high-volume manufacturing of HomeRF products. In addition, we expect Flextronics to work directly with our HomeRF manufacturing license partners to manage product supply, factory capacity, product quality and manufacturability, and cost reductions. We also outsource manufacturing for our Harmony 802.11a and 802.11b, and Skyline products. Changes in our manufacturing operations to incorporate new products and processes, or to manufacture at lower cost locations outside the United States, could cause disruptions, which, in turn, could adversely affect customer relationships, cause a loss of market opportunities and negatively affect our business and operating results.

     In addition, our reliance on a limited number of manufacturers involves a number of risks, including the risk that these manufacturers may terminate their relationship with us, may choose not to devote adequate capacity to produce our products or may delay production of our products. If any of these risks are realized, we could experience an interruption in supply, which could have an adverse impact on the timing and amount of our revenues.

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

RESEARCH AND DEVELOPMENT

    The wireless communications industry is characterized by rapid technological change, short product life cycles and evolving industry standards. To remain competitive, we must develop or gain access to new technologies in order to increase product performance and functionality, reduce product size and maintain cost-effectiveness. If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology or acquire products from other businesses, or we may acquire other businesses as alternatives to internal research and development. Our research and development efforts are focused on implementing enhancements to existing products, investigating new technologies and developing new products. Since 1994, our research and development efforts have been concentrated on enhancing features and performance and reducing the cost of our 2.4 GHz frequency hopping products including RangeLAN2, Harmony, Symphony and Symphony HomeRF products. These efforts include developing and integrating our technology into ASICs, development of wireless protocols and network software drivers, development of software to simplify the setup and management of our products, development of software and hardware tools to facilitate the integration of our products into customer products, performance enhancements and cost reductions to wireless adapter and access point products and efforts related to both domestic and international product certification. In 1999, 2000 and 2001 we substantially increased our research and development efforts in developing Symphony and Symphony HomeRF products, IEEE 802.11 standard based products, the Harmony networking architecture, and 5 GHz high-speed wireless LAN technology. In 1999, we acquired 5 GHz ultra-broadband wireless technology and products through the acquisition of WaveSpan. In 2000, we acquired a license from Siemens to develop integrated DECT-based voice technology related to our HomeRF products, and we hired a team of Siemens engineers based in Austin, Texas, to develop integrated HomeRF voice and data technology. In 2001, we acquired the Card Access engineering group based in American Fork, Utah, to develop IEEE 802.11a products.

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

     We have expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standards and the HomeRF specification. We can offer no assurance, however, that our IEEE 802.11 compliant products and our Symphony HomeRF products will have a meaningful commercial impact. In the second quarter of 2000, we recorded a charge of $1.9 million to cost of sales related to first generation IEEE 802.11 inventories.

     In 1999, the IEEE approved a new 2.4 GHz wireless LAN standard, designated as 802.11b. Based on direct sequence spread spectrum technology, this new standard increased the nominal data rate from 2 Mbps to 11 Mbps. In October 2000, we began to offer 802.11b products sourced from a third party developer and manufacturer, and there can be no assurance that our products will be competitive in the market. In addition, we are developing higher-speed frequency hopping technology based on the FCC Part 15 rule change adopted in August 2000 that will allow for wider band hopping channels and increase the data rate from
1.6 Mbps to up to 10 Mbps. There can be no assurance that we will be able to complete our development of 10 Mbps frequency hopping products in a timely manner, or that any such new products will compete effectively with IEEE 802.11b standard compliant products.

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

     In 2000, the IEEE approved a new 5 GHz wireless LAN standard designated as 802.11a. This new standard is based on Orthogonal Frequency Division Multiplexing, or OFDM, technology with multiple data rates ranging from below 10 Mbps to approximately 50 Mbps. In 1999, the European Telecommunications Standards Institute Project BRAN (Broadband Radio Access Networks) committee approved a new 5 GHz wireless LAN standard designated as HiperLAN2, also based on OFDM technology. We are currently shipping initial commercial units of 802.11a products, and certain competitors have announced their intention to ship 802.11a products during the fourth quarter of 2001. In August 2001, we acquired Card Access, Inc., a developer of 802.11a wireless networking products and we are working to develop additional products based on the 801.11a standard. There can be no assurance, however, that our 802.11a products will have a meaningful commercial impact.

     The IEEE is evaluating a number of improvements and enhancements to the 802.11a at 5 GHz and 802.11b at 2.4 GHz standards. The 802.11g proposal is a high speed extension of 802.11b, offering up to 54 Mbps of throughput, that is expected to be approved during 2002 and commercial products are expected to be available by early 2003. The 802.11e proposal is a quality of service enhancement to the 802.11a and 802.11b protocol for streaming multimedia support. The 802.11i proposal addresses enhanced security for both 802.11a and 802.11b. The 802.11h proposal addresses dynamic frequency selection and transmit power control for worldwide radio regulation. Proxim attends various IEEE 802.11 committee meetings to monitor the progress of proposed wireless LAN standards. We intend to support those standards that become meaningful in the market.

     In addition, we are a core member of the HomeRF Working Group, an industry consortium that is establishing an open industry standard, called the HomeRF specification, for wireless digital communications between PCs and consumer electronic devices, including a common interface specification that supports wireless data and voice services in and around the home. We can offer no assurance that the HomeRF specification, or the Symphony HomeRF products that we have developed to comply with the specification, will have a meaningful commercial impact. Further, given the emerging nature of the wireless LAN market, we can offer no assurance that the RangeLAN2 and Symphony products and technology, or our other products or technology, will not be rendered obsolete by alternative or competing technologies.

     If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. In this regard, in 1999, we recorded a total of $5,883,000 in charges related to the acquisition of 5 GHz ultra-broadband wireless building-to-building products. In the second quarter of 2000, we recorded a charge of $491,000 related to acquisition of products that address home and small office networking requirements, as well as Apple Macintosh computer connectivity. In the third quarter of 2000, we recorded a charge of $8,040,000 related to the acquisition of HomeRF technology. In the third quarter of 2001, we recorded a charge of $1,373,000 related to the acquisition of Card Access, a developer of 802.11a products.

    As of December 31, 2001, our research and development department consisted of 80 full-time employees. Research and development expenses were $13,235,000, $12,082,000, and $10,057,000, during 2001, 2000, and 1999, respectively.

COMPETITION

     The wireless local area networking and building to building markets are extremely competitive and we expect that competition will intensify in the future. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors affecting wireless local area networking and fixed wireless markets include the following: data throughput; effective RF coverage area; interference immunity; network security; network scalability; price; integration with voice technology; wireless networking protocol sophistication; ability to support industry standards; roaming capability; power consumption; product miniaturization; product reliability; ease of use; product costs; product features and applications; product time to market; product certifications; changes to government regulations with respect to each country served and related to the use of radio spectrum; brand recognition; OEM partnerships; marketing alliances; manufacturing capabilities and experience; effective distribution channels; and company reputation. We believe that we compete favorably with respect to most of these factors, except that certain of our large competitors have more resources, broader distribution channels and cost efficiencies due to economies of scale.

     We could be at a disadvantage to competitors, particularly Agere Systems (formerly part of Lucent Technologies) and Cisco Systems that have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines. We have several competitors in our commercial wireless business, including without limitation Agere Systems, Alvarion (the merger of Breezecom and Floware), Cisco Systems (which acquired Aironet Wireless Communications), Enterasys, Intel, Intersil, Nokia, Symbol Technologies,

Western Multiplex (with whom we have agreed to merge) and 3COM. In addition, there are several Asian companies, such as Linksys, that compete primarily on price in the small office and consumer markets.

     We also face competition from a variety of companies that offer different technologies in the emerging home networking market, including several companies developing competing wireless networking products. Additionally, numerous companies have announced their intention to develop competing products in both the commercial wireless and home networking markets, including several Asia-based companies offering low-price IEEE 802.11b products. We could also face future competition from companies that offer products which replace network adapters or offer alternative communications solutions, or from large computer companies, PC peripheral companies, as well as other large networking equipment companies. Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. For example, in the first quarter of 2001, Intel Corporation, a HomeRF OEM customer, announced that it would offer IEEE 802.11b products for its next generation of consumer wireless networking devices. This announcement resulted in a decrease in the market price of our common stock. We can offer no assurance that we will be able to compete successfully against these competitors or those competitive pressures we face will not adversely affect our business or operating results.

     Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the wireless LAN and building to building markets, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. We cannot assure you that we will succeed in developing products or technologies that are more effective than those developed by our competitors. Furthermore, we compete with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which we have only limited experience. We can offer no assurance that the combined company will be able to compete successfully against existing and new competitors as the wireless LAN market evolves and the level of competition increases.

GOVERNMENT REGULATION

     In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum. Our spread spectrum wireless products are certified for unlicensed operation in the 902-928 MHz, 2.4-2.4835 GHz, 5.15-5.35 GHz and 5.725-5.825 GHz frequency bands.
Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord Part 15 systems secondary status in the frequency. In the event that there is interference between a primary user and a Part 15 user, a higher priority user can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of our products experience excessive interference from primary users, market acceptance of our products could be adversely affected, which could materially and adversely affect our business and operating results. The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements. We can offer no assurance that the occurrence of regulatory changes, including changes in the allocation of available frequency spectrum, changes in the use of allocated frequency spectrum, or modification to the standards establishing an irrefutable presumption for unlicensed Part 15 users, would not significantly affect our operations by rendering current products obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

     Our products are also subject to regulatory requirements in international markets and, therefore, we must monitor the development of spread spectrum and other radio frequency regulations in certain countries that represent potential markets for our products. While there can be no assurance that we will be able to comply with regulations in any particular country, we will design our RangeLAN2, RangeLAN-DS, Harmony, Symphony and

Symphony HomeRF products to minimize the design modifications required to meet various 2.4 GHz international spread spectrum regulations. In addition, we will seek to obtain international certifications for the Symphony and Symphony HomeRF product line in countries where there is a substantial market for home PCs and Internet connectivity. Changes in, or the failure by us to comply with, applicable domestic and international regulations could materially adversely affect our business and operating results. In addition, with respect to those countries that do not follow FCC regulations, we may need to modify our products to meet local rules and regulations.

     Regulatory changes by the FCC or by regulatory agencies outside the United States, including changes in the allocation of available frequency spectrum, could significantly affect our operations by restricting our development efforts, rendering current products obsolete or increasing the opportunity for additional competition. In September 1993 and in February 1995, the FCC allocated additional spectrum for personal communications services. In January 1997, the FCC authorized 300 MHz of additional unlicensed frequencies in the 5 GHz frequency range in Part 15 Subpart E which regulates U-NII devices operating in the 5.15-5.35 GHz and 5.725-5.825 GHz frequency bands. In August 2000, the FCC issued an amendment to Part 15 that changed the way allocated frequencies are utilized by frequency hopping spread spectrum systems. In May 2001, the FCC issued a proposal to revise its rules for 2.4 GHz spread spectrum systems and to allow new digital transmission technologies to operate pursuant to the same rules as spread spectrum systems. In addition, the Commission also granted a blanket interim waiver to allow new digital technologies that meet the existing rules for direct sequence spread spectrum systems to obtain FCC equipment certification prior to the adoption of final rules in this proceeding. These approved changes could create opportunities for other wireless networking products and services. There can be no assurance that new regulations will not be promulgated, that could materially and adversely affect our business and operating results.

    There can be no assurance that new regulations will not be promulgated that could materially and adversely affect our business and operating results.

PROTECTION OF PROPRIETARY RIGHTS

     We rely on a combination of patents, trademarks, non-disclosure agreements, invention assignment agreements and other security measures in order to establish and protect our proprietary rights. We have been issued twelve U.S. patents, which are important to our current business, and we have several patent applications pending in the U.S. which relate to our core technologies and product designs. We can offer no assurance that patents will issue from any of these pending applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect our technology. In addition, we can offer no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will adequately protect us. Since U.S. patent applications are maintained in secrecy until patents issue, and since publication of inventions in the technical or patent literature tends to lag behind such inventions by several months, we cannot be certain that we first created the inventions covered by our issued patents or pending patent applications or that we were the first to file patent applications for such inventions or that we are not infringing on the patents of others. In addition, we have filed, or reserved our rights to file, a number of patent applications internationally. We can offer no assurance that any international patent application will issue or that the laws of foreign jurisdictions will protect our proprietary rights to the same extent as the laws of the United States.

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

     On March 8, 2001, we filed two lawsuits for infringement of three United States Patents for wireless networking technology: one suit in the U.S. District Court for the District of Massachusetts against Cisco Systems, Incorporated and Intersil Corporation; and one suit in the U.S. District Court for the District of Delaware against 3Com Corporation, SMC, Symbol Technologies and Wayport. These suits seek an injunction against continued infringement, damages resulting from the infringement and the defendants' conduct, interest on the damages, attorneys' fees and costs, and such further relief as the respective courts deem just and appropriate.

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

     On May 9, 2001, we filed to remove Compex from the ITC complaint as Compex entered into an agreement with us to license these patents. Intersil and Agere Systems have filed motions to intervene in the proceedings before the ITC and these motions have been approved by the ITC.

     On or about April 24, 2001, Intersil Corporation and Cisco Systems, Incorporated filed suit in the U.S. District Court for the District of Delaware seeking that our patents be found invalid, unenforceable and not infringed. Intersil and Cisco are seeking damages and attorneys' fees from us based upon alleged breach of contract and unfair competition.

     On or about May 1, 2001, Symbol Technologies filed patent infringement counterclaims in the U.S. District Court for the District of Delaware alleging that we infringe four Symbol wireless LAN patents. Symbol is seeking unspecified damages and a permanent injunction against us related to these infringement claims.

     On or about May 31, 2001, Agere Systems filed suit in the U.S. District Court for the District of Delaware alleging that we infringe three Agere patents. Agere is seeking unspecified damages and a permanent injunction against us related to its infringement claims. On July 9, 2001, we filed an amended answer and counterclaim to the Agere Systems suit. We are seeking declaratory judgment for non-infringement, invalidity and unenforceability of certain Agere Systems patents, as well as damages for violation of the antitrust laws of the United States.

     On August 8, 2001, we filed an amended answer and counterclaim, further seeking damages for violation of the antitrust laws of the United States. On December 13, 2001, we filed a second amended answer and counterclaim, seeking to add Agere's parent, Agere Systems, Inc., as a party.

     On December 4, 2001, Symbol filed suit in the U.S. District Court for the District of Delaware alleging that we infringe four Symbol patents related to systems for packet data transmission. Symbol is seeking an award for unspecified damages and a permanent injunction against Proxim based on alleged patent infringement counterclaims. On December 18, 2001, we filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four asserted Symbol patents, injunctive and monetary relief for Symbol's infringement of one of our patents, monetary relief for Symbol's false patent marking, and injunctive and monetary relief for Symbol's unfair competition under the Lanham Act, common law unfair competition and tortious interference.

     The results of any litigation matter are inherently uncertain. In the event of any adverse decision in the described legal actions or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to our products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These matters are in the early stages of litigation and, accordingly, we cannot make any assurance that these matters will not materially and adversely affect our business, financial condition, operating results or cash flows.

EMPLOYEES

    As of December 31, 2001, we had employed 219 full-time employees and 17 temporary employees. Of these individuals, 84 are in engineering and product development, 64 are in marketing, sales and customer support, 69 are in manufacturing and quality assurance, and 19 are in finance and administration. We believe that our future success will depend in large measure on our ability to retain certain key technical and management personnel and to attract and retain additional highly skilled employees. Competition for qualified personnel in the wireless data communications and networking industries is intense, particularly in the Silicon Valley region of Northern California, and there can be no assurance that we will be successful in retaining key employees or that we will be able to attract, assimilate or retain the additional skilled personnel that will be required to support our anticipated growth. None of our employees are represented by a labor union. We believe that our relations with employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning our executive officers as of December 31, 2001:

       NAME                                               AGE                              POSITION
       ----                                               ---                              --------
       David C. King...................................    42    Chairman of the Board of Directors, President and Chief
                                                                 Executive Officer

       Keith E. Glover.................................    45    Vice President of Finance and Administration, and Chief
                                                                 Financial Officer


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

ITEM 2.  PROPERTIES

FACILITIES

     Our corporate headquarters, primary research and development and manufacturing operations, are located in approximately 139,000 square feet in Sunnyvale, California under leases that expire on August 31, 2009. In addition, we maintain 40,000 square feet of office space in Mountain View, California under a lease and sublease that expires March 31, 2006, 8,000 square feet of office space in Wakefield, Massachusetts under a lease that expires on May 30, 2004, 16,000 square feet in Austin, Texas under a lease that expires on March 31, 2005, 46,600 square feet of office space and a distribution center in San Leandro, California under leases that expire on December 31, 2004 and December 31, 2002, and 11,000 square feet of warehouse space in Santa Clara, California under a lease that expires on September 30, 2005. Management considers the above facilities suitable and adequate to meet our current requirements. We also lease sales offices in Atlanta, Georgia; Paris, France; and Tokyo, Japan.

ITEM 3.  LEGAL PROCEEDINGS

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

     On March 8, 2001, we filed two lawsuits for infringement of three United States Patents for wireless networking technology: one suit in the U.S. District Court for the District of Massachusetts against Cisco Systems, Incorporated and Intersil Corporation; and one suit in the U.S. District Court for the District of Delaware against 3Com Corporation, SMC, Symbol Technologies and Wayport. These suits seek an injunction against continued infringement, damages resulting from the infringement and the defendants' conduct, interest on the damages, attorneys' fees and costs, and such further relief as the respective courts deem just and appropriate.

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

     On May 9, 2001, we filed to remove Compex from the ITC complaint as Compex entered into an agreement with us to license these patents. Intersil and Agere Systems have filed motions to intervene in the proceedings before the ITC and these motions have been approved by the ITC.

     On or about April 24, 2001, Intersil Corporation and Cisco Systems, Incorporated filed suit in the U.S. District Court for the District of Delaware seeking that our patents be found invalid, unenforceable and not infringed. Intersil and Cisco are seeking damages and attorneys' fees from us based upon alleged breach of contract and unfair competition.

     On or about May 1, 2001, Symbol Technologies filed patent infringement counterclaims in the U.S. District Court for the District of Delaware alleging that we infringe four Symbol wireless LAN patents. Symbol is seeking unspecified damages and a permanent injunction against us related to these infringement claims.

     On or about May 31, 2001, Agere Systems filed suit in the U.S. District Court for the District of Delaware alleging that we infringe three Agere patents. Agere is seeking unspecified damages and a permanent injunction against us related to its infringement claims. On July 9, 2001, we filed an amended answer and counterclaim to the Agere Systems suit. We are seeking declaratory judgment for non-infringement, invalidity and unenforceability of certain Agere Systems patents, as well as damages for violation of the antitrust laws of the United States.

     On August 8, 2001, we filed an amended answer and counterclaim, further seeking damages for violation of the antitrust laws of the United States. On December 13, 2001, we filed a second amended answer and counterclaim, seeking to add Agere's parent, Agere Systems, Inc., as a party.

     On December 4, 2001, Symbol filed suit in the U.S. District Court for the District of Delaware alleging that we infringe four Symbol patents related to systems for packet data transmission. Symbol is seeking an award for unspecified damages and a permanent injunction against Proxim based on alleged patent infringement counterclaims. On December 18, 2001, we filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four asserted Symbol patents, injunctive and monetary relief for Symbol's infringement of one of our patents, monetary relief for Symbol's false patent marking, and injunctive and monetary relief for Symbol's unfair competition under the Lanham Act, common law unfair competition and tortious interference.

     The results of any litigation matter are inherently uncertain. In the event of any adverse decision in the described legal actions or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to our products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These matters are in the early stages of litigation and, accordingly, we cannot make any assurance that these matters will not materially and adversely affect our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

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

                                                HIGH               LOW
                                                ----               ---
             2000:
                First quarter ..........      $   88.00         $   40.25
                Second quarter .........      $   64.00         $   28.50
                Third quarter ..........      $   68.75         $   34.00
                Fourth quarter .........      $   68.50         $   34.13
             2001:
                First quarter ..........      $   38.69         $    8.97
                Second quarter .........      $   18.16         $    9.00
                Third quarter ..........      $   13.53         $    7.91
                Fourth quarter .........      $   12.95         $    6.72

HOLDERS OF RECORD

    As of February 21, 2002, there were 148 stockholders of record of our Common Stock.

DIVIDENDS

    We have not declared or paid cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES

    In August and October 2001, in connection with our acquisition of Card Access, Inc., we issued a total of 440,000 shares of our common stock valued at approximately $4.2 million. In November 2001, we completed a $30.0 million private placement of shares of common stock and warrants to institutional investors. In connection with the private placement, we issued 3,643,425 shares of common stock and warrants to purchase 816,124 additional shares of common stock at an exercise price of $12.95. These transactions were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to Section 4(2). These shares have been subsequently registered for resale on Form S-3.

ITEM 6.  SELECTED FINANCIAL DATA

                                                       YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------
                                           2001        2000      1999      1998      1997
                                        ---------    --------   -------   -------   -------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
     Revenue .............................   $  85,536    $107,498   $70,067   $52,047   $45,091
     Gross profit (loss) .................     (16,663)     46,135    32,872    25,136    21,605
     Research and development ............      13,235      12,082    10,057     8,082     6,683
     Purchased in-process research and
       development .......................       1,373       8,531     5,883      --       2,500
     Selling, general and administrative .      32,107      19,930    13,575    11,555    11,113
     Restructuring charges ...............      13,585        --        --        --        --
     Impairment of goodwill and intangible
         assets ..........................      10,372        --        --        --        --
     Amortization of goodwill ............       5,252       3,457       169      --        --
     Income (loss) from operations .......     (92,587)      2,135     3,188     5,499     1,309
     Net income (loss) ...................   $(107,799)   $  2,149   $   409   $ 5,153   $   447
     Basic net income (loss) per share ...   $   (3.87)   $   0.08   $  0.02   $  0.25   $  0.02
     Weighted average common shares ......      27,860      25,868    22,968    20,928    20,388
     Diluted net income (loss) per share .   $   (3.87)   $   0.07   $  0.02   $  0.23   $  0.02
     Weighted average common shares and
       equivalents .......................      27,860      28,933    25,696    22,728    22,508


                                                                 DECEMBER 31,
                                             --------------------------------------------------
                                               2001       2000       1999      1998      1997
                                             --------   --------   --------   -------   -------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
     Cash, cash equivalents and marketable
       securities ........................   $ 48,951   $ 70,588   $ 68,265   $67,727   $63,068
     Working capital .....................     80,602    122,226     90,804    81,950    73,901
     Total assets ........................    126,353    197,042    145,555    95,626    90,163
     Long-term liabilities ...............     10,017      4,349      2,300      --        --
     Stockholders' equity ................    106,921    180,335    131,053    86,699    79,637

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since 1989, we have focused on supplying spread spectrum RF transceiver modules and wireless LAN adapters to OEM customers for integration into mobile computing platforms, pen-based portables and handheld data collection terminals. In 1990, we introduced our first commercial product for OEM customers, a 900 MHz direct sequence spread spectrum RF transceiver. We introduced ProxLink, our first branded wireless data communications product for the commercial end user market in 1991, and RangeLAN, a family of 900 MHz direct sequence wireless LAN adapters in 1992. In 1994, we began commercial shipment of RangeLAN2, the industry's first FCC certified family of 2.4 GHz frequency hopping spread spectrum wireless LAN products. In 1996, we introduced an integrated single piece PC Card adapter and a compact access point product. In 1997, we introduced our RangeLAN2 micro design-in module, Token Ring Access Point and Extension Point. In 1998, we introduced our RangeLAN802 frequency hopping product family based on the IEEE 802.11 standard, RangeLAN2 Ethernet and Serial external adapters and the Symphony product family, a low-cost cordless networking solution for home and small office environments. In December 1999, we introduced a 5 GHz ultra-broadband 100 Mbps product family as a result of our acquisition of WaveSpan. In April 2000, we introduced our Symphony HomeRF product family of cordless networking products designed to address the requirements of the emerging home and small office networking markets, providing both data networking and voice communications on a shared frequency, based on the HomeRF protocol. In June 2000, we introduced plug-and-play networking solutions for Macintoshes and PCs as a result of our acquisition of Farallon. In October 2000, we introduced Harmony, the first wireless networking solution to embrace leading current and forthcoming wireless LAN standards, including OpenAir, IEEE 802.11b, IEEE 802.11a, Bluetooth, and proposed standards such as IEEE 802.11g, in a single, homogeneous architecture. In November 2000, we introduced Stratum MP, a
2.4 GHz unlicensed direct sequence spread spectrum wirefree bridge that provides 10 Mbps half-duplex throughput in point-to-point or point-to-multipoint cellular architectures. In August 2001, we introduced Harmony 802.11a products that operate in the 5 GHz unlicensed frequency bands as a result of our acquisition of Card Access. The Harmony 802.11a family is fully IEEE 802.11a-compliant, and offers 54 Mbps data rate in 802.11a mode. Proxim's 2X mode adds data rates up to 100 Mbps. In September 2001, we introduced Symphony HomeRF 2.0 products that operate at data rates up to 10 Mbps and support both cordless voice and data communications.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

    Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, equity investments, goodwill, intangible assets, income taxes, financing operations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

    We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

    We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

    We hold minority interests in companies having operations or technology in areas within our strategic focus, one of which is publicly traded and has highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS

REVENUE

     The Company's products are grouped into three product lines:
Enterprise/Commercial indoor networking; Home and Small Office, or SOHO, networking; and Building-to-Building fixed wireless. The Enterprise/Commercial indoor network product line includes 900 MHz and RangeLAN products, Harmony 802.11a, 802.11b and Skyline products. The Home/SOHO product line includes Symphony, Symphony HomeRF and HomeRF 2.0 products and Netline products. The Building-to-Building fixed wireless product line includes Stratum and Stratum MP products. Revenue information by product line is as follows (in thousands):

                                          YEAR ENDED DECEMBER 31,
                                     --------------------------------
           PRODUCT LINE               2001         2000         1999
           ------------              -------     --------     -------
           Enterprise/Commercial ..  $44,461     $ 72,218     $62,104
           Home/SOHO ..............   33,362       25,187       6,018
           Building-to-Building ...    7,713       10,093       1,945
                                     -------     --------     -------
                   Total revenue ..  $85,536     $107,498     $70,067
                                     -------     --------     -------


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

                                          YEAR ENDED DECEMBER 31,
                                     --------------------------------
           GEOGRAPHIC REGION          2001         2000        1999
           -----------------         -------     --------     -------
           United States ..........  $56,912     $ 88,148     $55,353
           Europe .................   18,115       11,825       7,007
           Asia Pacific ...........   10,509        7,525       7,707
                                     -------     --------     -------
                   Total revenue ..  $85,536     $107,498     $70,067
                                     -------     --------     -------

Year ended December 31, 2001 and 2000

     Revenue decreased by 20% from $107.5 million in 2000 to $85.5 million in 2001 due to difficult business conditions experienced beginning in the second quarter of 2001, exacerbated by the tragic events of September 11, 2001. Revenue decreased primarily due to reduced sales of products that we have been selling prior to 2001, partially offset by increased sales of new products introduced or acquired in business combination in 2001. Revenue decreased from products we have been selling prior to 2001 by $49.6 million and included RangeLAN2 and 900 MHz products, Symphony home networking products as well as Stratum building-to-building products. This decrease was partially offset by a $27.6 million increase in revenue from new products introduced or acquired in business combination in 2001 including Harmony 802.11a, 802.11b and Skyline products, Symphony HomeRF and HomeRF 2.0 and Netline products and Stratum MP building-to-building products. Revenue was affected by declining average selling prices in all three product lines. We expect revenue from new products introduced or acquired in business combination in 2001 to continue to increase including Harmony 802.11a and Symphony HomeRF 2.0 products, offset by decreases in RangeLAN2 and 900 MHz products as well as Symphony HomeRF home networking products.

    Revenue decreased by 38% in the Enterprise/Commercial indoor network product line from 2000 to 2001 primarily due to reduced sales of products that we have been selling prior to 2001, partially offset by increased sales of new products introduced or acquired in business combination in 2001. Revenue increased by 32% in the

Home/SOHO product line from 2000 to 2001 primarily due to increased sales of new products developed internally in 2001, partially offset by decreased revenue from products that we have been selling prior to 2001. Revenue decreased 24% in the Building-to-Building fixed wireless product line from 2000 to 2001 primarily due to reduced sales of products that we have been selling prior to 2001 partially offset by increased sales of new products acquired in 2001.

     Revenue decreased by 35% in the United States from 2000 to 2001 primarily due to reduced sales of products that we have been selling prior to 2001, partially offset by increased sales of new products introduced or acquired in business combination in 2001. Revenue increased by 53% in Europe from 2000 to 2001 primarily due to increased sales of new products developed internally in 2001, partially offset by decreased revenue from products that we have been selling prior to 2001. Revenue increased 40% in Asia from 2000 to 2001 primarily due to increased sales of products that we have been selling prior to 2001, and, to a lesser extent, increased sales of new products introduced in 2001.

Year ended December 31, 2000 and 1999

     Revenue increased by 53% from $70.1 million in 1999 to $107.5 million in 2000. Revenue increased primarily due to increased sales of new products introduced or acquired in business combinations during 2000, and to a lesser extent increased sales of products that we have been selling for several years. Revenue increased from new products introduced or acquired in business combinations during 2000 and products we have been selling for several years by $38.7 million and include RangeLAN2 and Skyline products, Symphony HomeRF and Netline home networking products as well as Stratum building-to-building products. This increase was partially offset by a $1.3 million decrease in 900 MHz products and completion of non-recurring engineering contracts recognized by Micrilor, Inc. in 1999. The changes in revenue were primarily driven by changes in the number of units sold.

     Revenue increased by 16% in the Enterprise/Commercial indoor network product line from 1999 to 2000 primarily due to increased sales of products that we have been selling for several years, and to a lesser extent increased sales of new products introduced or acquired in business combinations during 2000. Revenue increased by 318% in the Home/SOHO product line from 1999 to 2000 primarily due to increased sales of new products developed internally within the past year, and, to a lesser extent, new products acquired in business combinations during 2000. Revenue increased 419% in the Building-to-Building fixed wireless product line from 1999 to 2000 primarily due to increased sales of new products introduced or acquired in business combinations during 2000, partially offset by completion of non-recurring engineering contracts recognized by Micrilor, Inc. in 1999.

     Revenue increased by 59% in the United States from 1999 to 2000 primarily due to increased sales of products that we have been selling for several years, and, to a lesser extent, increased sales of new products introduced or acquired in business combinations during 2000. Revenue increased by 69% in Europe from 1999 to 2000 primarily due to increased revenue from products that we have been selling for several years, and, to a lesser extent, increased sales of new products developed internally within the past year. Revenue decreased 2% in Asia from 1999 to 2000 primarily due to decreased sales of products that we have been selling for several years.

GROSS PROFIT (LOSS)

PROVISION FOR EXCESS AND OBSOLETE INVENTORY

    We recorded a provision for excess and obsolete inventory, including purchase commitments, totaling $50 million during 2001, of which $41.5 million related to excess inventory and $8.5 million related to purchase commitments. The excess and obsolete inventory provisions related to raw materials, work-in-process and finished goods totaling $29.2 million, $8.0 million and $4.3 million, respectively. Inventory purchases and commitments are based upon future sales forecast. To mitigate the component supply constraints that have existed in the past, we built inventory levels for certain components with long lead times and entered into longer-term commitments for certain components. The excess inventory charges were due to the following factors:

     -   Sudden and significant decrease in demand for our products;

     - Notification from customers that they would not be ordering as much as they had previously indicated;

     - An unexpected and significant decline in the forecasted revenue for at least the next twelve months, exacerbated by the tragic events of September 11, 2001;

     - Dramatic increase in competition for networking products, particularly related to home networking and enterprise LANs; and

     - The decline in demand for fixed wireless solutions due to the worldwide slowdown in the telecom industry.

    Due to these factors, inventory levels exceeded our requirements based on current 12-month sales forecasts. This additional excess inventory charge was calculated based on the inventory levels in excess of 12-month demand for each specific product family. We do not currently anticipate that the excess inventory subject to this provision will be used at a later date based on our current 12-month demand forecast. We use a 12-month demand forecast because the wireless communications industry is characterized by rapid technological changes such that if we have not sold a product after a 12-month period it is unlikely that the product will be sold.

    Purchase commitments totaling $8.5 million were paid as of December 31, 2001. The following is a summary of the movements in the provision for excess and obsolete inventory during the year ended December 31, 2001 (in thousands):

   Provision for excess and obsolete inventory:
      Beginning balance at December 31, 2000 ..................    $  7,134
      Additional provision for excess and obsolete inventory ..      41,500
      Inventory scrapped ......................................     (21,741)
                                                                   --------
      Ending balance at December 31, 2001 .....................    $ 26,893
                                                                   ========


    We recorded a provision for inventory totaling $1.9 million during the second quarter of 2000 related to first generation IEEE 802.11 inventories that were subsequently scrapped in 2001.

GROSS PROFIT EXCLUDING AMORTIZATION AND INVENTORY CHARGE

    Gross profit as a percentage of revenue excluding the amortization of intangible assets and the inventory charge was 42.3%, 46.6% and 46.9% during 2001, 2000, and 1999, respectively. Gross profit as a percentage of revenue decreased in 2001 compared to 2000 due primarily to an increased proportion of revenues from lower gross margin home networking products, augmented by decreased revenue from higher gross margin RangeLAN2, Stratum and 900 MHz products. Gross profit as a percentage of revenue decreased slightly in 2000 compared to 1999 due primarily to declining average selling prices for RangeLAN2 and Symphony products, an increase in revenue from lower margin Symphony HomeRF and Stratum building-to-building products and a decrease in revenue from higher gross margin 900 MHz products. Gross profit will be affected by a variety of factors, including manufacturing efficiencies, the degree to which our manufacturing is outsourced, the location of manufacturing, future manufacturing licenses of our products, product mix, competitive pricing pressures, the degree of customization of individual products required by OEM customers and component and assembly costs.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist primarily of personnel costs and, to a lesser extent, consulting fees, prototype material, and other costs of application specific integrated circuits, or ASICs, and software development.

    Research and development expenses increased by 10% from $12.1 million in 2000 to $13.2 million in 2001, and by 20% from $10.1 million in 1999 to $12.1 million in 2000.

    Research and development expenses increased primarily due to the increased number of engineering employees, including employees added as a result of the Siemens development group and Card Access acquisitions, continued investment in integrating our technology into application specific integrated circuits, or ASICs, development of wireless protocols and network software drivers, costs related to both domestic and international product certifications, development of Symphony HomeRF 2.0 products, development of Stratum MP building-to-building products, development of Harmony 802.11a and 802.11b products.

    Research and development expenses increased in 2000 compared to 1999 primarily due to the increased number of engineering employees, including employees added as a result of the Wavespan and Siemens Development Group acquisitions, continued investment in integrating our technology into application specific integrated circuits, or ASICs, development of wireless protocols and network software drivers, costs related to product performance enhancements, cost reductions in the RangeLAN2 architecture, costs related to both domestic and international product certifications, development of Symphony and Symphony HomeRF products, development of Symphony HomeRF 2.0 products, development of Stratum MP building-to-building products, development of Harmony products and development of 5 GHz high-speed wireless LAN technology.

    Research and development expenses as a percentage of revenue were 15%, 11% and 14% in 2001, 2000 and 1999, respectively. Research and development expenses as a percentage of revenue increased in 2001 compared to 2000 primarily due to an decrease in revenue, as well as an increase in personnel expenses and engineering development program costs in 2001. Research and development expenses as a percentage of revenue declined in 2000 compared to 1999 primarily due to an increase in revenue, partially offset by an increase in personnel and engineering development program costs in 2000. If we are unable to enter a particular market in a timely manner, with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. To date, all of our research and development costs have been expensed as incurred.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    Purchased in-process research and development consist primarily of acquired technology that has not reached technological feasibility.

    The amount expensed to purchased in-process research and development in 2001 relates to 802.11a technology acquired with the Card Access transaction and was calculated by estimating the fair value of technology currently under development using the income approach, which discounts expected future cash flows to present value.

    The amount expensed to purchased in-process research and development in 2000 relates to in-process technology acquired from the Farallon and Siemens Development Group purchase transactions. The amount of $0.5 million was expensed in the second quarter of 2000 to purchased in-process research and development relates to products acquired from the Farallon purchase transaction and was calculated by estimating fair value of technology currently under development using the income approach, which discounts expected future cash flows to present value. The amount of $8.0 million expensed in the third quarter of 2000 to purchased in-process research and development relates to HomeRF technology acquired from the Siemens Development Group transaction and was calculated by estimating fair value of technology currently under development using the income approach, which discounts expected future cash flows to present value.

    The amount expensed to purchased in-process research and development in 1999 related to developing 5 GHz ultra-broadband wireless technology. The amount of $5.9 million expensed in the fourth quarter of 1999 to purchased in-process research and development relates to products acquired in the Wavespan purchase transaction and was calculated by estimating fair value of technology currently under development using the income approach, which discounts expected future cash flows to present value.

    The following table summarized the key assumptions underlying the valuation for our purchase acquisitions completed in 2001, 2000 and 1999 (in thousands):

                                                 Estimated Cost to       Risk-Adjusted
                                                complete Technology    Discount Rate for
                                                    at Time of        In-Process Research
 Acquired Company                      Year         Acquisition         and Development
 ----------------                      ----     -------------------   -------------------
  Card Access .............            2001            $  125                30.0%
  Siemens Development Group            2000            $1,728                30.0%
  Farallon ................            2000            $  149                24.0%
  WaveSpan ................            1999            $  580                40.0%

    We do not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include any anticipated synergies or cost saving associated with the transaction. We expect that products incorporating the acquired technology will be completed and begin to generate cash flows between six to nine months after integration. Actual results have been consistent in all material respects, with our assumptions at the time of acquisitions except for our Farallon acquisition, which has been impaired and written-down.

    Development of these technologies remains a significant risk due to the remaining effort to achieve technological feasibility, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of developing a new operating system, developing a new processor and interface, planning and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on the value of assets acquired.

    There have been no material changes in the assumptions used to value these in-process research and development.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses consist primarily of personnel costs, sales commissions and bonuses, costs related to domestic and international product certifications, customer support, trade show and advertising expenses, a charge to increase the allowance for doubtful accounts, a charge related to the termination of the proposed merger with Netopia in 2001, a charge of for legal expenses related to actions taken to protect our intellectual property rights for direct sequence wireless local area networking technology, issuance costs related to the acquisition of Micrilor in 2000, communications and information systems, and to a lesser extent, professional fees and facilities costs.

    Selling, general and administration expenses increased by 61% from $19.9 million in 2000 to $32.1 million in 2001, and increased 47% from $13.6 million in 1999 to $19.9 million in 2000.

     Selling, general and administrative increased in 2001 compared to 2000 primarily due to the hiring of additional marketing and sales personnel to support our business, particularly our expansion into international and consumer markets, additional personnel expenses as a result of the Farallon acquisition, increased trade show and promotional expenses, a charge of $3.0 million for expenses related to the termination of the proposed merger with Netopia, a charge of $2.6 million for legal expenses related to actions taken to protect of our intellectual property rights for direct sequence wireless local area networking technology and a charge of $4.5 million to increase the provision for the allowance for doubtful accounts.

    Selling, general and administrative expenses increased in 2000 compared to 1999 primarily due to the hiring of additional marketing and sales personnel to support our growth, particularly our expansion into international and consumer markets, employees added as a result of the Wavespan and Farallon acquisitions, as well as increased trade show and promotional expenses and $0.2 million of issuance costs related to the acquisition of Micrilor.

    Selling, general and administrative expenses as a percentage of revenue were 38%, 19% and 19% in 2001, 2000 and 1999, respectively.

     Selling, general and administrative expenses as a percentage of revenue increased in 2001 compared to 2000 due to an increase in personnel costs, employees added as a result of acquisitions, a charge related to the terminated merger, a charge related to legal expense and a charge to increase the provision for the allowance for doubtful accounts as well as the decrease in revenue.

     Selling, general and administrative expenses as a percentage of revenue was flat in 2000 compared to 1999 due to an increase in personnel costs, employees added as a result of acquisitions and issuance costs, offset by increases in revenue.

RESTRUCTURING CHARGES

    Restructuring charges of $13.6 million were recorded in 2001 related to a reduction in workforce of 146 employees, termination of service agreements and closing certain facilities. We paid $2.4 million of the restructuring charge in 2001 related to severance payments, terminated service agreements and lease payments for closed facilities and accrued $11.2 million related to committed future lease payments for closed facilities, net of estimated future sublease receipts, due in the period through the year ending December 31, 2009.

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

    In the second quarter of 2001, due to the recent significant decline in forecasted revenue, we made a complete assessment of the carrying value of all goodwill and purchased intangibles in accordance with SFAS No. 121. Specifically, we reviewed the acquired assets related to our three purchase acquisitions: Wavespan (December 1999); Farallon (June 2000); and Siemens Development Group (September 2000).

    When assessing whether or not an impairment exists we reviewed the projected cash flows over the life of each of the acquired assets, to the extent that such cash flows are separately identifiable. The income approach values an asset based on the earnings capacity of the asset based on the future cash flows that could potentially be generated by the asset over it's estimated remaining life. If the sum of the cash flows (undiscounted) attributable to the intangible assets is greater than the book value of the intangible assets, then no impairment exists and no additional analysis is performed. However if the sum of the cash flows (undiscounted) attributable to the intangible assets is less that the book value of the intangible assets then the present value of the cash flows over the life of the assets are aggregated. The impairment is then calculated by deducting the present value of the cash flows from the carrying value of the intangible assets.

    During the second quarter of 2001, because of the recent significant decline in forecasted revenue, we took a charge for the impairment of goodwill and purchased intangible assets related to the Farallon purchase transaction. An impairment charge of $10.4 million was recorded in the second quarter of 2001, measured as the amount by which the carrying amount for goodwill and purchased intangible assets exceeded the present value of the estimated future cash flows.

    We also used the income approach to analyze the WaveSpan Acquisition. During the second quarter of 2001 we concluded that the sum of the cash flows (undiscounted) attributable to the intangible assets was greater than the book value of the WaveSpan intangible assets, and therefore concluded there was no impairment.

    For the Siemens Development Group acquisition we concluded the intangible assets were not identifiable and were part of the total valuation of Proxim. At the end of the second quarter of 2001, we had recorded net assets of approximately $94 million and a market capitalization of approximately $200 million. As a result, there was a premium of over $100 million, which we consider sufficient to cover the carrying value of the goodwill and intangible assets acquired from the Siemens Development Group.

INTEREST INCOME, NET

    Interest income, net, is primarily interest income and interest expense. Interest income, net, decreased from $4.2 million in 2000 to $1.9 million in 2001 primarily due to lower yields and reduced cash balances. Interest income, net, increased from $4.1 million in 1999 to $4.2 million in 2000 primarily due to higher yields on cash balances.

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

    These investments are accounted for under the cost method of accounting. We hold less than 20% of the voting equity of these companies and we do not have or seek significant influence over the operating and financial policies of the companies. In these investments we have normal voting rights, no special voting rights, no veto rights and no participating rights (as defined by EITF No. 96-16). We monitor these investments for impairment and make appropriate reductions in carrying values when justified for "other than temporary" impairment. We evaluate each of our investment's fair value each fiscal quarter to determine whether and to what degree an investment may be other than temporarily impaired.

    The following table summarizes the activities in our portfolio of cost method investments in 2001 and the carrying value as of December 31, 2000 and December 31, 2001 (in thousands):

                                                     DECEMBER 31,                                       DECEMBER 31,
                                                         2000                                              2001
                                                       CARRYING                                          CARRYING
                                                         VALUE     INVESTED    PROCEEDS    IMPAIRMENT      VALUE
                                                      -----------  --------    --------    ----------   ------------
802.11a chipset company ..........................      $   --      $2,000      $    --      $    --      $2,000
Broadband gateway company ........................       4,000       1,000          400        4,600          --
Mobile wireless service provider .................       5,000          --           --        5,000          --
Wireless Internet appliances company .............          --       1,000           --        1,000          --
Fixed wireless service provider ..................          --         500           --          500          --
                                                        ------      ------      -------      -------      ------
                                                        $9,000      $4,500      $   400      $11,100      $2,000
                                                        ------      ------      -------      -------      ------

    During the second quarter of 2001, we made a private equity investment with other investors in a company developing IEEE 802.11a chipsets. We made this investment to help finance the development of key technology for our next-generation high-speed wireless LAN products. Our investment was recorded at cost and we concluded that this investment was not impaired. Our conclusion was based on its progress in developing the product and the expression of interest in the company by other investors. We believe that the company will receive sufficient funding from other investors to complete its development stage activities and achieve positive cash flow in the near future.

    We originally invested in the broadband gateway company in order to expand the adoption of our products in the consumer and small office markets. During the first quarter of 2001 we invested $1.0 million in the broadband gateway company as part of a convertible note, or bridge financing. Because the bridge financing in which other investors participated was dilutive to prior financings and because of the decline in the overall market conditions for broadband gateway companies, we determined that our original investment was impaired. We concluded that the impairment was other-than-temporary, and recorded an impairment charge of $2.0 million during the quarter ended March 31, 2001. The impairment charge reduced the carrying value of the investment to the estimated fair value based on the terms of the recent bridge financing. In September 2001 the broadband gateway company entered into an agreement to be acquired and this resulted in an additional impairment charge of $2.6 million to reflect the proceeds from the sale.

    We originally invested in the mobile wireless service provider in order to open new markets for the use of wireless LANs in airports, hotels and other public places and expand the adoption of its products. During the first quarter of 2001, as the result of a bridge financing in which other investors participated that was dilutive to prior financings as well as the significantly reduced availability of private placement funding for wireless service providers, we determined that the carrying value of our investment was impaired. We concluded that the impairment was other-than-temporary and recorded an impairment charge of $2.7 million during the quarter ended March 31, 2001. The impairment charge reduced the carrying value of the investment to the estimated fair value based on the terms of the recent bridge financing. In early October 2001 the mobile wireless service provider filed for bankruptcy which resulted in an additional impairment charge of $2.3 million, in the third quarter of 2001, to write off the remaining balance of the investment.

    We originally invested in the wireless Internet appliances company in order to open new markets for the use of wireless technology in Internet appliances using Symphony HomeRF technology. During the second quarter of 2001, we invested $1.0 million in the wireless Internet appliances company as part of a private equity financing in which other investors participated. The wireless Internet appliances company is a development stage company with significant risks. As of September 30, 2001 the wireless Internet appliances company had spent a significant portion of its funding on operating activities and we determined that the carrying value of this investment was impaired. Because of the downturn in the demand for telecommunications products and the decrease in funding of telecommunication start-up companies, we believe that there is significant uncertainty whether the company will be able to raise additional funding for operations and achieve positive cash flow. We concluded that the impairment was other-than-temporary and recorded an impairment charge of $0.5 million during the second quarter ended of 2001 and $0.5 million in the third quarter of 2001. The impairment charge reduced the carrying value of the investment to the estimated fair value based on the extent the company had used the funds.

    We originally invested in the fixed wireless service provider in order to expand the adoption of our products in the building-to-building fixed wireless market. During the second quarter of 2001, we invested $0.5 million in the fixed wireless service provider as seed funding secured by a convertible note that converts upon closing of the company's first equity financing. As of June 30, 2001, the fixed wireless service provider had spent all of the funding on operating activities and we determined that the carrying value of this investment was impaired. We concluded that the impairment was other-than-temporary and recorded an impairment charge of $0.5 million during the second quarter ended June 30, 2001. The impairment charge reduced the carrying value of the investment to the estimated fair value based on the extent the company had used the funds.

    In addition to the $11.1 million impairment charges described above, we recorded an impairment charge on our marketable security investment in a wireless services company listed in Canada of $1.0 million which reflected an other-than-temporary decline in value based on a sustained reduction in the quoted market price which was less than our investment cost. As a result, our total impairment charge on equity investments in 2001 was $12.1 million.

    As of December 31, 2001, the carrying value in our investment portfolio represent the $2.0 million investment in the 802.11a chipset company we made in the second quarter of 2001. If this company raises additional capital on a dilutive basis, or if the results of operations and financial condition of this company start to decline, and the market conditions do not improve, we may incur an impairment charge on this investment in the future.

INCOME TAXES

    The income tax provision for 2001 was primarily the result of establishing a full valuation allowance in the second quarter of 2001 to offset deferred tax assets. In assessing our ability to realize deferred income tax assets, we considered whether it is more likely than not that some or all of the deferred tax assets will be realized. As a result of the losses incurred there is significant uncertainty whether a benefit of the deferred tax assets would be realized. Accordingly, the Company recorded a valuation allowance of approximately $5 million against our deferred tax assets in the year ended December 31, 2001. We recognized a provision for income taxes of $1.7 million and $4.9 million in 2000 and 1999, respectively. The effective tax rates in 2000 and 1999 were 43.8% and 92.3%, respectively. The effective rates in 2000 and 1999 were higher than federal statutory rate of 35% plus the state tax rate of 6%, net of federal benefits, primarily due to expenses related to charges for purchases in-process research and development and equity investments that were not deductible for income tax purpose. Such expenses amount to $11.0 million and $7.9 million in 2000 and 1999, respectively.

INFLATION

    To date, inflation has not had a significant impact on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

    To date we have funded our operations through sales of marketable securities as well as through cash flows from operations. As of December 31, 2001, we had accumulated deficit of $101.9 million.

    In 2001 and 2000, cash used in operations was $41.1 million and $9.0 million, respectively. In 1999, cash provided by operations was $5.9 million. In 2001, cash was used primarily by net loss after the effect of non cash charges, an increase in gross inventories and other assets and by a decrease in accounts payable and other current liabilities, partially offset by a decrease in accounts receivable. In 2000, cash was used primarily to fund increases in inventories and accounts receivable and a decrease in other current liabilities, partially offset by net income after the effect of non cash charges. In 1999, cash was provided primarily by net income after the effect of non cash charges, partially offset by cash used to fund increases in inventory and accounts receivable and a decrease in other current liabilities. We believe that to the extent we experience growth in our operations, if any, then additional cash will be required to fund increases in inventories and accounts receivable.

    Accounts receivable decreased by 37% from $24.5 million at December 31, 2000 to $15.5 million at December 31, 2001. Days sales outstanding in receivables increased from 66 days at December 31, 2000 to 85 days at December 31, 2001. Due to the sudden deterioration of our accounts receivable aging during the second and third quarters of 2001, as well as detailed risk analysis of slow paying accounts, we recorded a $2.0 million charge in the second quarter of 2001, and a $2.5 million charge in the third quarter of 2001. The over 90 days account balances increased 62% from $2.9 million as of December 31, 2000 to $4.7 million as of December 31, 2001. The increase was primarily due to the recent difficulty in collecting accounts receivable from OEM customers, valued-added resellers and systems integrators that sell RangeLAN2 and Harmony products, Symphony HomeRF home networking products and Stratum building-to-building products shipped to Asia, Europe and North America. During the fourth quarter of 2001 we wrote off 11 customer accounts totaling $1.7 million deemed uncollectible. The increase in days sales outstanding was due to the timing of shipments in the respective periods and difficulty in collecting accounts receivable from OEM customers, valued-added resellers and systems integrators that sell RangeLAN2 and Harmony products, Symphony HomeRF home networking products and Stratum building-to-building products shipped to Europe and North America.

    Inventories decreased by 34% from $35.3 million at December 31, 2000 to $23.4 million at December 31, 2001. Inventory turns, including the inventory provision, based on annualized cost of sales for the fourth quarter of 2000 and 2001 were 2.9 and 1.8 turns, respectively. The decrease in inventories was primarily due to the increase in the provision for excess and obsolete inventory partially offset by an increase in inventory of new products developed in 2001 including HomeRF 2.0 and Harmony 802.11a products.

    In 2001, 2000 and 1999, we purchased $4.7 million, $4.2 million and $5.4 million, respectively, of property and equipment. Expenditures related primarily to the acquisition of manufacturing and engineering test equipment and leasehold improvements and furniture for our corporate headquarters and manufacturing facilities. We expect to purchase approximately $4.4 million of property and equipment during 2002, consisting primarily of enterprise client/server application software, manufacturing and engineering test equipment and tooling, and engineering systems software and equipment.

    In 2001, 2000 and 1999, we made equity investments of $4.1 million, $10.5 million and $5.0 million, respectively. For the investments made in 2001 $2.1 million were recorded as impairment loss on investments due to the uncertainty in recovering the investments, $0.4 million was recovered as proceeds and the remaining $2.0 million was recorded as an equity investment. For the investments made in 2000 $2.5 million were recorded as impairment loss on investments due to the uncertainty in recovering the investments, $2.0 million was recorded as marketable equity securities of which $1.0 million was subsequently recorded as an impairment loss on investment in 2001. The remaining $6.0 million was recorded as an equity investment in 2000 but was subsequently recorded as an impairment loss on investments in 2001. For the investments made in 1999 $2.0 million was recorded as impairment loss on investments. The remaining $3.0 million was recorded as an equity investment and was subsequently recorded as an impairment loss on investments in 2001.

    In August 2001, we acquired Card Access, Inc. for 440,000 shares of our common stock. The total purchase price was $4.8 million, including acquisition costs of $0.7 million, and the acquisition was accounted for as a purchase. In June 2000, we acquired Farallon Communications, Inc. for 243,310 shares of our common stock and $4 million of cash. The total purchase price was $14.9 million, including acquisition costs of $0.9 million, and the acquisition was accounted for as a purchase. In September 2000, we entered into a cross-licensing and technology exchange and purchase agreement with Siemens in which we acquired certain technology under development, intellectual property rights, engineering resources and other assets in exchange for certain technology rights and 500,000 shares of our common stock. The total purchase price was $21.8 million, including acquisition costs of $0.5 million, and the acquisition was accounted for as a purchase. In December 1999, we acquired Wavespan Corporation in a merger transaction, for 340,000 shares of our common stock and $2.2 million of cash. The value of the purchase price was $12.9 million, including acquisition costs of $0.9 million, and the acquisition was accounted for as a purchase.

    In 2001, 2000 and 1999, we generated $29.9 million, $8.7 million and $27.4 million from issuance of common stock. In 2001 we generated cash from the exercise of employee stock options, issuance of common stock under our employee stock purchase plan and issuance of common stock to investors, including a $30 million private equity placement before issuance costs. In 2000 we generated cash from the exercise of employee stock options and issuance of common stock under our employee stock purchase plan. In 1999 we generated cash from the exercise of employee stock options, issuance of common stock under our employee stock purchase plan and issuance of common stock to investors.

    As of December 31, 2001 our principal sources of liquidity included cash, cash equivalents and marketable securities totaling approximately $49.0 million. We believe that our existing working capital and cash generated from operations, if any, will be sufficient to finance any cash acquisition, which we may consider and provide adequate working capital for the foreseeable future. However, to the extent that additional funds may be required in the future to address working capital needs and to provide funding for capital expenditures, expansion of the business or acquisitions, we will consider additional financing. There can be no assurance that such financing will be available on terms acceptable, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued two statements (Statement No. 141 -- Business Combinations; and Statement No. 142 -- Goodwill and Other Intangible Assets). These statements:

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

    - Require that a benchmark assessment of goodwill be performed in certain circumstances. That assessment would establish the methods and assumptions that would be used to test goodwill for impairment. Goodwill of a reporting unit would be tested for impairment when events and circumstances occur indicating that it might be impaired. Goodwill related to long-lived assets to be held and used would no longer be allocated to those assets when they are tested for impairment as currently required by SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of."

    SFAS No. 141 applies to all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all transactions completed before June 30, 2001 and effective immediately for all transactions completed after June 30, 2001. We adopted these new statements to account for the acquisition of Card Access, which was completed in August 2001. We will adopt these new statements to account for our business acquisitions completed prior to June 30, 2001 in the year ending December 31, 2002. A reduction of goodwill amortization of approximately $4.0 million will result in the year ending December 31, 2002.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Asset". SFAS No. 144 clarifies and further defines the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 in the year ending December 31, 2002. The effect of adopting this statement is not expected to have a material effect on our financial statements.


                                  RISK FACTORS

    As described herein in the section entitled "Recent Developments," Proxim entered into a merger agreement with Western Multiplex Corporation on January 16, 2002. Completion of the merger is subject to approvals of the stockholders of each of Proxim and Western Multiplex, regulatory approvals and other customary closing conditions. The following risk factors relate to the business of Proxim, the merger between Proxim and Western Multiplex and the business of the combined company following the merger. For risks about Western Multiplex's business, see its Registration Statement on Form S-4 filed on February 1, 2002 and its Form 10-K for the year ended December 31,2000 and subsequent Forms 10-Q and Forms 8-K.

                            RISKS RELATING TO PROXIM

WE ARE NOT PROFITABLE AND MAY NOT BE PROFITABLE IN THE FUTURE.

    We had a net loss from continuing operations of approximately $107.8 million in 2001. We cannot assure you that our revenue will increase or continue at current levels or that we will achieve profitability or generate cash from operations in future periods. In view of the rapidly evolving nature of our business and our limited history in producing many of our current products, period-to-period comparisons of operating results are not necessarily meaningful and you should not rely on them as indicating what our future performance will be.

    We expect that we will continue to incur significant sales, marketing, product development and administrative expenses. As a result, we will need to generate significant revenue to achieve profitability and we cannot assure you that we will achieve or maintain profitability in the future. Any failure to significantly increase our revenue as we implement our product and distribution strategies would harm our business, operating results and financial condition.

WE HAVE A LIMITED OPERATING HISTORY WITH SOME OF OUR CURRENT PRODUCT LINES, WHICH MAKES YOUR EVALUATION OF OUR BUSINESS DIFFICULT.

    We have been producing our 802.11a and HomeRF 2.0 products for a limited amount of time. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in developing industries, particularly companies in relatively new and rapidly evolving markets. These risks include:

    -  an evolving and unpredictable business model;

    -  uncertain acceptance of new products and services;

    -  competition;

    -  complex regulatory issues;

    -  product performance including range, speed and power consumption;

    -  compatibility with other standards; and

    -  challenges in managing growth.

     We cannot assure you that we will succeed in addressing these risks. If we fail to do so, our revenue and operating results could be materially harmed.

WE MAY EXPERIENCE FLUCTUATIONS IN OPERATING RESULTS AND MAY NOT BE ABLE TO ADJUST SPENDING IN TIME TO COMPENSATE FOR ANY UNEXPECTED REVENUE SHORTFALL, WHICH MAY CAUSE OUR OPERATING RESULTS TO FALL BELOW EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS.

    Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which will be outside our control. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to planned expenditures could materially harm our operating results and financial condition, and may cause operating results to fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock could decline significantly.

    Factors that may harm operating results include:

    - the effectiveness of our distribution channels and the success in maintaining our current distribution channels and developing new distribution channels;

    - our ability to effectively manage the development of new business segments and markets;

    - the sell-through rate of our Symphony HomeRF products through consumer retail channels;

    - market adoption of radio frequency, or RF, standards-based products (such as those compliant with the HomeRF, IEEE 802.11b, IEEE 802.11a, or Bluetooth specifications);

    -  difficulties in expanding and conducting international operations;

    - general economic conditions and economic conditions specific to the wireless communications industry;

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

    -  the mix of products sold;

    -  management of retail channel inventories;

    - excess and obsolete inventories related to evolving product technologies and industry standards;

    -  the failure to anticipate changing customer product requirements;

    -  seasonality in demand;

    -  manufacturing capacity and efficiency; and

    - changes in the regulatory environment, product health and safety concerns.

    Historically, we have not operated with a significant order backlog and a substantial portion of our revenues in any quarter has been derived from orders booked and shipped in that quarter. Accordingly, a significant component of revenue expectations will be based almost entirely on internal estimates of future demand and not on firm customer orders. Planned operating expense levels are relatively fixed in the short term and are based in large part on these estimates. If orders and revenue do not meet expectations, our operating results could be materially adversely affected. In this regard, in the second quarter of 2001 we experienced a decrease in revenue and recorded a $44 million provision for excess and obsolete inventory due primarily to a sudden decrease in demand for our products and unexpected and significant decline in our forecasted revenue. In the third quarter of 2001, we recorded a provision of $6.0 million for excess and obsolete inventory. In addition, days sales outstanding in receivables increased from 66 days at December 31, 2000 to 97 days at September 30, 2001 and we recorded a $4.5 million charge to increase the allowance for doubtful accounts at September 30, 2001. Similarly, in the third quarter of 1997, we experienced a decrease in revenue and an operating loss as a result of a significant decrease in orders from two of our major customers. We can offer no assurance that we will not experience future quarter to quarter decreases in revenue or quarterly operating losses. In addition, due to the timing of orders from OEM customers, we have often recognized a substantial portion of our revenue in the last month of a quarter. As a result, minor fluctuations in the timing of orders and the shipment of products have caused, and may in the future cause, operating results to vary significantly from quarter to quarter.

COMPETITION WITHIN THE WIRELESS NETWORKING INDUSTRY IS INTENSE AND IS EXPECTED TO INCREASE SIGNIFICANTLY. OUR FAILURE TO COMPETE SUCCESSFULLY COULD MATERIALLY HARM OUR PROSPECTS AND FINANCIAL RESULTS.

    The wireless local area networking and building to building markets are extremely competitive and we expect that competition will intensify in the future. Increased competition could adversely affect our business and operating results through pricing pressures, the loss of market share and other factors. The principal competitive factors affecting wireless local area networking and fixed wireless markets include the following: data throughput; effective RF coverage area; interference immunity; network security; network scalability; price; integration with voice technology; wireless networking protocol sophistication; ability to support industry standards; roaming capability; power consumption; product miniaturization; product reliability; ease of use; product costs; product features and applications; product time to market; product certifications; changes to government regulations with respect to each country served and related to the use of radio spectrum; brand recognition; OEM partnerships; marketing alliances; manufacturing capabilities and experience; effective distribution channels; and company reputation.

    We could be at a disadvantage to competitors, particularly Agere Systems (formerly part of Lucent Technologies) and Cisco Systems that have broader distribution channels, brand recognition, extensive patent portfolios and more diversified product lines. We have several competitors in our commercial wireless business, including without limitation Agere Systems, Alvarion (the merger of Breezecom and Floware), Cisco Systems (which acquired Aironet Wireless Communications), Enterasys, Intel, Intersil, Nokia, Symbol Technologies, Western Multiplex (with whom we have agreed to merge) and 3COM. In addition, there are several Asian companies, such as Linksys, that compete primarily on price in the small office and consumer markets.

    We also face competition from a variety of companies that offer different technologies in the emerging home networking market, including several companies developing competing wireless networking products.

Additionally, numerous companies have announced their intention to develop competing products in both the commercial wireless and home networking markets, including several Asia-based companies offering low-price IEEE 802.11b products. We could also face future competition from companies that offer products which replace network adapters or offer alternative communications solutions, or from large computer companies, PC peripheral companies, as well as other large networking equipment companies. Furthermore, we could face competition from certain of our OEM customers, which have, or could acquire, wireless engineering and product development capabilities, or might elect to offer competing technologies. For example, in the first quarter of 2001, Intel Corporation, a HomeRF OEM customer, announced that it would offer IEEE 802.11b products for its next generation of consumer wireless networking devices. This announcement resulted in a decrease in the market price of our common stock. We can offer no assurance that we will be able to compete successfully against these competitors or those competitive pressures we face will not adversely affect our business or operating results.

    Many of our present and potential competitors have substantially greater financial, marketing, technical and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. These competitors may succeed in establishing technology standards or strategic alliances in the wireless LAN and building to building markets, obtain more rapid market acceptance for their products, or otherwise gain a competitive advantage. We cannot assure you that we will succeed in developing products or technologies that are more effective than those developed by our competitors. Furthermore, we compete with companies that have high volume manufacturing and extensive marketing and distribution capabilities, areas in which we have only limited experience. We can offer no assurance that we will be able to compete successfully against existing and new competitors as the wireless LAN market evolves and the level of competition increases.

WIRELESS NETWORKING MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND TO COMPETE, WE MUST CONTINUALLY INTRODUCE NEW PRODUCTS THAT ACHIEVE BROAD MARKET ACCEPTANCE.

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

    We have expended substantial resources in developing products that are designed to conform to the IEEE 802.11 standards and the HomeRF specification. We can offer no assurance, however, that our IEEE 802.11 compliant products and our Symphony HomeRF products will have a meaningful commercial impact. In the second quarter of 2000, we recorded a charge of $1.9 million to cost of sales related to first generation IEEE 802.11 inventories.

    In 1999, the IEEE approved a new 2.4 GHz wireless LAN standard, designated as 802.11b. Based on direct sequence spread spectrum technology, this new standard increased the nominal data rate from 2 Mbps to 11 Mbps. In October 2000, we began to offer 802.11b products sourced from a third party developer and manufacturer, and there can be no assurance that our products will be competitive in the market. In addition, we are developing higher-speed frequency hopping technology based on the FCC Part 15 rule change adopted in

August 2000 that will allow for wider band hopping channels and increase the data rate from 1.6 Mbps to up to 10 Mbps. There can be no assurance that we will be able to complete our development of 10 Mbps frequency hopping products in a timely manner, or that any such new products will compete effectively with IEEE 802.11b standard compliant products.

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

    In 2000, the IEEE approved a new 5 GHz wireless LAN standard designated as 802.11a. This new standard is based on Orthogonal Frequency Division Multiplexing, or OFDM, technology with multiple data rates ranging from below 10 Mbps to approximately 50 Mbps. In 1999, the European Telecommunications Standards Institute Project BRAN (Broadband Radio Access Networks) committee approved a new 5 GHz wireless LAN standard designated as HiperLAN2, also based on OFDM technology. We are currently shipping initial commercial units of 802.11a products, and certain competitors have announced their intention to ship 802.11a products during the fourth quarter of 2001. In August 2001, we acquired Card Access, Inc., a developer of 802.11a wireless networking products and we are working to develop additional products based on the 801.11a standard. There can be no assurance, however, that our 802.11a products will have a meaningful commercial impact.

    The IEEE is evaluating a number of improvements and enhancements to the 802.11a at 5 GHz and 802.11b at 2.4 GHz standards. The 802.11g proposal is a high speed extension of 802.11b, offering up to 54 Mbps of throughput, that is expected to be approved during 2002 and commercial products are expected to be available by early 2003. The 802.11e proposal is a quality of service enhancement to the 802.11a and 802.11b protocol for streaming multimedia support. The 802.11i proposal addresses enhanced security for both 802.11a and 802.11b. The 802.11h proposal addresses dynamic frequency selection and transmit power control for worldwide radio regulation. Proxim attends various IEEE 802.11 committee meetings to monitor the progress of proposed wireless standards. We intend to support those standards that become meaningful in the market.

    In addition, we are a core member of the HomeRF Working Group, an industry consortium that is establishing an open industry standard, called the HomeRF specification, for wireless digital communications between PCs and consumer electronic devices, including a common interface specification that supports wireless data and voice services in and around the home. We can offer no assurance that the HomeRF specification, or the Symphony HomeRF products that we have developed to comply with the specification, will have a meaningful commercial impact. Further, given the emerging nature of the wireless LAN market, we can offer no assurance that the RangeLAN2 and Symphony products and technology, or our other products or technology, will not be rendered obsolete by alternative or competing technologies.

    If we are unable to enter a particular market in a timely manner with internally developed products, we may license technology from other businesses or acquire other businesses as an alternative to internal research and development. In this regard, in the fourth quarter of 1997, we recorded a charge of $2,500,000 to in-process research and development related to a license of technology to be used in 5 GHz highspeed in-building wireless LAN products. In 1999, we recorded a total of $5,883,000 in charges related to the acquisition of 5 GHz ultra-broadband wireless building-to-building products. In the second quarter of 2000, we recorded a charge of $491,000 related to acquisition of products that address home and small office networking requirements, as well as Apple Macintosh computer connectivity. In the third quarter of 2000, we recorded a charge of $8,040,000 related to the acquisition of HomeRF technology. In the third quarter of 2001, we recorded a charge of $1,373,000 related to the acquisition of a developer of 802.11a products.

TO REMAIN COMPETITIVE, WE WILL NEED TO EXPAND OUR OPERATIONS. FAILURE TO EFFECTIVELY MANAGE GROWTH COULD RESULT IN AN INABILITY TO SUPPORT AND MAINTAIN OUR OPERATIONS.

    We anticipate that we will need to expand our operations in order to address new market opportunities for our products. This expansion could place a significant strain on our management, operational and financial resources. We cannot assure you that:

    - our personnel, systems, procedures and controls will be adequate to support our future operations;

    - our management will be able to identify, hire, train, motivate or manage required personnel; or

    - our management will be able to successfully identify and exploit existing and potential market opportunities.

    In addition, we could experience lower earnings as a result of expenses associated with growing our operations, whether through internal development or through acquisitions.

WE DEPEND ON INTERNATIONAL SALES AND OUR ABILITY TO SUSTAIN OR EXPAND INTERNATIONAL SALES IS SUBJECT TO MANY RISKS, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

    Revenue from our shipments to customers outside the United States, principally to a limited number of distributors and OEM customers, represented 33%, 18% and 21% of total revenue during 2001, 2000 and 1999, respectively. We expect that revenue from shipments to international customers will vary as a percentage of total revenue.

    There are certain risks inherent in doing business in international markets, including the following:

    -  uncertainty of product acceptance by customers in foreign countries;

    - difficulty in assessing the ability to collect on orders to be shipped in an uncertain economic environment;

    -  difficulty in collecting accounts receivable;

    -  export license and documentation requirements;

    -  unforeseen changes in regulatory requirements;

    -  longer payment cycles for international distributors;

    -  difficulties in staffing and managing multinational operations;

    - governmental restrictions on the repatriation of funds into the United States;

    -  foreign currency fluctuations;

    -  tariffs, duties taxes and other trade barriers;

    -  difficulties in finding foreign licensees or joint venture partners; and

    -  potential political and economic instability.

    There is a risk that such factors will harm our ability to continue to successfully operate internationally and our efforts to expand our international operations. In this regard, our revenue levels have been affected, in part, by reduced ability to ship our products to international customers in cases where collectibility, based on a number of factors, could not be reasonably assured.

    While our international sales are typically denominated in U.S. dollars and we typically extend limited credit terms, fluctuations in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. We can offer no assurance that foreign markets will continue to develop or that we will receive additional orders to supply our products to foreign customers. Our business and operating results could be materially adversely affected if foreign markets do not continue to develop or if we do not receive additional orders to supply our products for use by foreign customers.

    To successfully expand international sales, we will need to recruit additional international sales and support personnel and expand our relationships with international distributors and value-added resellers. This expansion will require significant management attention and financial resources. We may incur these additional costs and add these management burdens without successfully expanding sales. This failure would harm our operating results.

WE DEPEND SIGNIFICANTLY ON A LIMITED NUMBER OF OEM CUSTOMERS.

    A substantial portion of our revenue has been derived from a limited number of customers, most of which are OEM customers. In 2001, no individual customer represented 10% or more of our total revenue. Sales to one customer in calendar year 2000 and 1999 represented approximately 12% and 30%, respectively. We expect that sales to a limited number of OEM customers will continue to account for a substantial portion of our revenue for the foreseeable future. We also have experienced quarter to quarter variability in sales to each of our major OEM customers and expect this pattern to continue in the future.

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

WE NEED TO EXPAND OUR LIMITED MANUFACTURING CAPABILITY AND INCREASINGLY DEPEND ON CONTRACT MANUFACTURERS FOR OUR MANUFACTURING REQUIREMENTS.

    We have limited manufacturing capability and no experience in large scale or foreign manufacturing. If our customers were to concurrently place orders for unexpectedly large product quantities, our present manufacturing capacity might be inadequate to meet the demand. We can offer no assurance that we will be able to develop or contract for additional manufacturing capacity on acceptable terms on a timely basis. In addition, in order to compete successfully, we will need to achieve significant product cost reductions. Although we intend to achieve cost reductions through engineering improvements, production economies, and manufacturing at lower cost locations including outside the United States, we can offer no assurance that we will be able to do so. In order to remain competitive, we also must continue to introduce new products and processes into our manufacturing environment, and we can offer no assurance that any such new products will not create obsolete inventories related to older products.

    We conduct our manufacturing operations for RangeLAN2, Stratum and 900 MHz products at our corporate headquarters in Sunnyvale, California. In addition, we rely on contract and subcontract manufacturers for turnkey manufacturing and circuit board assemblies which subjects us to additional risks, including a potential inability to obtain an adequate supply of finished assemblies and assembled circuit boards and reduced control over the price, timely delivery and quality of such finished assemblies and assembled circuit boards. If our Sunnyvale facility were to become incapable of operating, even temporarily, or were unable to operate at or near our current or full capacity for an extended period, our business and operating results could be materially adversely affected.

    We outsource manufacturing for our Symphony HomeRF products with Flextronics International, Inc., a turnkey contract manufacturer. We expect Flextronics to provide domestic manufacturing for new product introductions and offshore manufacturing for lower-cost high-volume manufacturing of HomeRF products. In addition, we expect Flextronics to work directly with our HomeRF manufacturing license partners to manage product supply, factory capacity, product quality and manufacturability, and cost reductions. We also outsource manufacturing for our Harmony 802.11a and 802.11b, and Skyline products. Changes in our manufacturing operations to incorporate new products and processes, or to manufacture at lower cost locations outside the United States, could cause disruptions, which, in turn, could adversely affect customer relationships, cause a loss of market opportunities and negatively affect our business and operating results.

    In addition, our reliance on a limited number of manufacturers involves a number of risks, including the risk that these manufacturers may terminate their relationship with us, may choose not to devote adequate capacity to produce our products or may delay production of our products. If any of these risks are realized, we could experience an interruption in supply, which could have an adverse impact on the timing and amount of our revenues.

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

THE AVERAGE SELLING PRICES OF OUR PRODUCTS HAVE BEEN DECLINING, AND WE MAY BE UNABLE TO ACHIEVE THE MANUFACTURING COST REDUCTIONS AND IMPROVEMENTS REQUIRED IN ORDER TO REMAIN PROFITABLE.

    The average selling prices of our products have been declining in recent years. If we do not reduce production costs and other expenses, we may not be able to offset this continuing decline and achieve or maintain profitability. We also must develop and introduce on a timely basis new systems that can be sold at higher average selling prices.

BECAUSE MANY OF OUR CURRENT AND PLANNED PRODUCTS ARE OR WILL BE HIGHLY COMPLEX, THEY MAY CONTAIN DEFECTS OR ERRORS THAT ARE DETECTED ONLY AFTER DEPLOYMENT IN COMPLEX NETWORKS AND WHICH, IF DETECTED, COULD HARM OUR REPUTATION AND RESULT IN A DECREASE IN REVENUE OR IN DIFFICULTY COLLECTING ACCOUNTS RECEIVABLE.

    Many of our products are complex and can only be fully tested when deployed in commercial networks. As a result, end-users may discover defects or errors or experience breakdowns in their networks after the products have been deployed. The occurrence of any defects or errors in these products could result in:

    -  failure to achieve market acceptance and loss of market share;

    -  cancellation of orders;

    -  difficulty in collecting accounts receivable;

    -  increased service and warranty costs;

    -  diversion of resources, legal actions by customers and end-users; and

    -  increased insurance costs and other losses to us or to end-users.

    End-users have discovered errors in our products in the past and may discover errors in these products in the future. Because customers often delay deployment of a full system until the products have been tested by them and any defects have been corrected, these revisions caused delays in orders by our customers for our systems. Because our strategy will be to introduce more complex products in the future, this risk will intensify over time.

TO COMPETE EFFECTIVELY, WE MUST ESTABLISH AND EXPAND NEW DISTRIBUTION CHANNELS FOR OUR HOME NETWORKING PRODUCTS.

    To date, a substantial percentage of our revenue has been derived from OEM customers through our direct sales force. We sell our branded RangeLAN2 and Harmony products through domestic and international distributors. We are also establishing new distribution channels for our Symphony HomeRF family of cordless home and small office networking products. Symphony HomeRF products are currently sold through computer retailers, leading computer catalogs, and numerous on-line retail sites over the Internet, including our e-commerce Web site at www.proxim.com. In general, distributors and retailers offer products of several different companies, including products that may compete with our products. Accordingly, they may give higher priority to products of other suppliers, thus reducing their efforts to sell our products. Agreements with distributors and retailers are generally terminable at their option. Any reduction in sales efforts or termination of a relationship may materially and adversely affect our business and operating results. Use of distributors and retailers also entails the risk that they will build up inventories in anticipation of substantial growth in sales. If such growth does not occur as anticipated, they may substantially decrease the amount of product ordered in subsequent quarters. Such fluctuations could contribute to significant variations in our future operating results.

IF WE LOSE KEY PERSONNEL OR WE ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR BUSINESS OR ACHIEVE OUR OBJECTIVES.

    We are highly dependent on the technical and management skills of our key employees, in particular David C. King, Chairman, President and Chief Executive Officer. We do not have employment agreements with or life insurance on the life of Mr. King. In addition, given the rapid technological change in this industry, we believe that the technical expertise and creative skills of our engineers and other personnel are crucial in determining our future success. The loss of the services of any key employee could adversely affect our business and operating results. Our success also depends in large part on a limited number of key marketing and sales employees and on our ability to continue to attract, assimilate and retain additional highly talented personnel. Competition for qualified personnel in the wireless data communications and networking industries is intense. We can offer no assurance that we will be successful in retaining our key employees or that we can attract, assimilate or retain the additional skilled personnel as required.

WE MAY HAVE DIFFICULTIES WITH OUR ACQUISITIONS AND INVESTMENTS, WHICH COULD ADVERSELY AFFECT OUR GROWTH AND FINANCIAL CONDITION.

    From time to time, we may consider new business opportunities and ventures, including acquisitions, in a broad range of areas. Any decision to pursue an acquisition or new business opportunity would be accompanied by risks, including, among others:

    - requiring us to invest a substantial amount of capital, which could materially harm our financial condition and our ability to implement its existing business strategy;

    - requiring us to issue additional equity interests, which would be dilutive to our stockholders;

    - placing additional and substantial burdens on our management personnel and its financial and operational systems;

    - the difficulty of assimilating the operations, technology and personnel of the acquired companies;

    -  the potential disruption of our ongoing business;

    -  the possible inability to retain key technical and managerial personnel;

    - potential additional expenses associated with amortization of purchased intangible assets or the impairment of goodwill;

    - additional expenses associated with the activities and expansion of the acquired businesses; and

    - the possible impairment of relationships with existing employees, customers, suppliers and investors.

    We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with any acquisitions or investments that we may make in the future. We have an investment portfolio that includes minority equity investments in companies operating in emerging markets which we believe may be strategic to us. In particular, we have invested in various privately held companies, many of which are still in the start-up or development stage. These investments are inherently risky because the markets for the technologies, products or services of these companies are typically in the early stages and may never develop or may not develop as we anticipate. Furthermore, the value of our investments in these companies are subject to significant market price volatility. We monitor these investments for impairment and make appropriate reductions in carrying values when appropriate for "other than temporary" impairment. We evaluate each of its investment's fair value each fiscal quarter to determine whether and to what degree an investment may be impaired. If an investment is determined to be impaired, a determination is made whether such impairment is other than temporary. The factors considered vary based on the facts and circumstances regarding each company/investee. Some of the factors that may cause impairments include:

    - Stage of development for each company: from startup, to emerging, to mature businesses;

    -  Nature of the investment: equity versus debt;

    - Participation by other qualified investors: corporate, venture capitalists and other qualified investors;

    - Other available sources of liquidity: bank credit facilities, lease lines and secondary debt/equity instruments;

    -  Financial performance: profitability, cash flow and relative trends;

    - Financial position: cash balances, working capital, and available financing facilities; and

    - Recent fund raising: equity and debt offerings, relative terms and conditions, and share valuation parameters.

    We have recorded impairment charges related to our equity investments of $12.1 million, $2.5 million and $2.0 million in 2001, 2000 and 1999, respectively. If the results of operations and financial condition of these companies continue to decline, and market conditions do not improve, we may incur additional impairment charges on this investment portfolio, or any future investments.

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

POSSIBLE THIRD-PARTY CLAIMS OF INFRINGEMENT OF PROPRIETARY RIGHTS AGAINST US COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATION AND FINANCIAL CONDITION.

    The communications industry is characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. There can be no assurance that third parties will not assert infringement claims against us, that any such assertion of infringement will not result in litigation or that we would prevail in such litigation. Furthermore, any such claims, with or without merit, could result in substantial cost and diversion of our personnel, require us to develop new technology or require to enter into royalty or licensing arrangements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. In the event of a successful claim of infringement or misappropriation against us, and our failure or inability to develop non-infringing technology or to license the infringed, misappropriated or similar technology at a reasonable cost, our business, results of operations and financial condition would be materially adversely affected. In addition, we may be obligated to indemnify our customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement for us to indemnify our customers could have a material adverse effect on our business, results of operations and financial condition.

WE HAVE COMMENCED UNITED STATES PATENT INFRINGEMENT AND INTERNATIONAL TRADE COMMISSION LEGAL ACTIONS AGAINST A NUMBER OF OUR COMPETITORS, AND WE ARE THE SUBJECT OF COUNTER SUITS AND PATENT INFRINGEMENT COUNTERCLAIMS. SHOULD THE OUTCOME OF THIS PATENT, TRADE COMMISSION OR ANY RELATED LITIGATION BE UNFAVORABLE, WE MAY BE REQUIRED TO PAY DAMAGES AND OTHER EXPENSES, OR COULD BE ENJOINED FROM SELLING CERTAIN PRODUCTS, WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS.

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

    On March 8, 2001, we filed two lawsuits for infringement of three United States Patents for wireless networking technology: one suit in the U.S. District Court for the District of Massachusetts against Cisco Systems, Incorporated and Intersil Corporation; and one suit in the U.S. District Court for the District of Delaware against 3Com Corporation, SMC, Symbol Technologies and Wayport. These suits seek an injunction against continued infringement, damages resulting from the infringement and the defendants' conduct, interest on the damages, attorneys' fees and costs, and such further relief as the respective courts deem just and appropriate.

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

    On May 9, 2001, we filed to remove Compex from the ITC complaint as Compex entered into an agreement with us to license these patents. Intersil and Agere Systems have filed motions to intervene in the proceedings before the ITC and these motions have been approved by the ITC.

    On or about April 24, 2001, Intersil Corporation and Cisco Systems, Incorporated filed suit in the U.S. District Court for the District of Delaware seeking that our patents be found invalid, unenforceable and not infringed. Intersil and Cisco are seeking damages and attorneys' fees from us based upon alleged breach of contract and unfair competition.

    On or about May 1, 2001, Symbol Technologies filed patent infringement counterclaims in the U.S. District Court for the District of Delaware alleging that we infringe four Symbol wireless LAN patents. Symbol is seeking unspecified damages and a permanent injunction against us related to these infringement claims.

    On or about May 31, 2001, Agere Systems filed suit in the U.S. District Court for the District of Delaware alleging that we infringe three Agere patents. Agere is seeking unspecified damages and a permanent injunction against us related to its infringement claims. On July 9, 2001, we filed an amended answer and counterclaim to the Agere Systems suit. We are seeking declaratory judgment for non-infringement, invalidity and unenforceability of certain Agere Systems patents, as well as damages for violation of the antitrust laws of the United States.

    On August 8, 2001, we filed an amended answer and counterclaim, further seeking damages for violation of the antitrust laws of the United States. On December 13, 2001, we filed a second amended answer and counterclaim, seeking to add Agere's parent, Agere Systems, Inc., as a party.

    On December 4, 2001, Symbol filed suit in the U.S. District Court for the District of Delaware alleging that we infringe four Symbol patents related to systems for packet data transmission. Symbol is seeking an award for unspecified damages and a permanent injunction against Proxim based on alleged patent infringement counterclaims. On December 18, 2001, we filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four asserted Symbol patents, injunctive and monetary relief for Symbol's infringement of one of our patents, monetary relief for Symbol's false patent marking, and injunctive and monetary relief for Symbol's unfair competition under the Lanham Act, common law unfair competition and tortious interference.

    The results of any litigation matter are inherently uncertain. In the event of any adverse decision in the described legal actions or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to our products, we could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These matters are in the early stages of litigation and, accordingly, we cannot make any assurance that these matters will not materially and adversely affect our business, financial condition or operating results.

COMPLIANCE WITH GOVERNMENTAL REGULATIONS IN MULTIPLE JURISDICTIONS WHERE WE SELL OUR PRODUCTS IS DIFFICULT AND COSTLY.

    In the United States, we are subject to various Federal Communications Commission, or FCC, rules and regulations. Current FCC regulations permit license-free operation in certain FCC-certified bands in the radio spectrum. Our spread spectrum wireless products are certified for unlicensed operation in the 902--928 MHz, 2.4--2.4835 GHz, 5.15--5.35 GHz and 5.725--5.825 GHz frequency bands. Operation in these frequency bands is governed by rules set forth in Part 15 of the FCC regulations. The Part 15 rules are designed to minimize the probability of interference to other users of the spectrum and, thus, accord
Part 15 systems secondary status in the frequency. In the event that there is interference between a primary user and a Part 15 user, a higher priority user can require the Part 15 user to curtail transmissions that create interference. In this regard, if users of our products experience excessive interference from primary users, market acceptance of our products could be adversely affected, which could materially and adversely affect our business and operating results. The FCC, however, has established certain standards that create an irrefutable presumption of noninterference for Part 15 users and we believe that our products comply with such requirements. We can offer no assurance that the occurrence of regulatory changes, including changes in the allocation of available frequency spectrum, changes in the use of allocated frequency spectrum, or modification to the standards establishing an irrefutable presumption for unlicensed Part 15 users, would not significantly affect our operations by rendering current products obsolete, restricting the applications and markets served by our products or increasing the opportunity for additional competition.

    Our products are also subject to regulatory requirements in international markets and, therefore, we must monitor the development of spread spectrum and other radio frequency regulations in certain countries that represent potential markets for our products. While there can be no assurance that we will be able to comply with regulations in any particular country, we will design our RangeLAN2, RangeLAN-DS, Harmony, Symphony and Symphony HomeRF products to minimize the design modifications required to meet various 2.4 GHz international spread spectrum regulations. In addition, we will seek to obtain international certifications for the Symphony and Symphony HomeRF product line in countries where there is a substantial market for home PCs and Internet connectivity. Changes in, or the failure by us to comply with, applicable domestic and international regulations could materially adversely affect our business and operating results. In addition, with respect to those countries that do not follow FCC regulations, we may need to modify our products to meet local rules and regulations.

    Regulatory changes by the FCC or by regulatory agencies outside the United States, including changes in the allocation of available frequency spectrum, could significantly affect our operations by restricting our development efforts, rendering current products obsolete or increasing the opportunity for additional competition. In September 1993 and in February 1995, the FCC allocated additional spectrum for personal communications services. In January 1997, the FCC authorized 300 MHz of additional unlicensed frequencies in the 5 GHz frequency range in Part 15 Subpart E which regulates U-NII devices operating in the 5.15--5.35 GHz and 5.725--5.825 GHz frequency bands. In August 2000, the FCC issued an amendment to Part 15 that changed the way allocated frequencies are utilized by frequency hopping spread spectrum systems. In May 2001, the FCC issued a proposal to revise its rules for 2.4 GHz spread spectrum systems and to allow new digital transmission technologies to operate pursuant to the same rules as spread spectrum systems. In addition, the Commission also granted a blanket interim waiver to allow new digital technologies that meet the existing rules for direct sequence spread spectrum systems to obtain FCC equipment certification prior to the adoption of final rules in this proceeding. These approved changes could create opportunities for other wireless networking products and services. There can be no assurance that new regulations will not be promulgated, that could materially and adversely affect our business and operating results.

OUR STOCK PRICE MAY BE EXTREMELY VOLATILE.

    Recently, the price of our common stock has been volatile. We believe that the price of our common stock may continue to fluctuate, perhaps substantially, as a result of factors including:

    -  announcements of developments relating to our business;

    -  fluctuations in our operating results;

    -  general conditions in the wireless communications industry;

    - general national and international economic conditions or the worldwide economy;

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

          RISKS RELATING TO THE PROPOSED MERGER WITH WESTERN MULTIPLEX

PROXIM STOCKHOLDERS WILL BE ENTITLED TO RECEIVE A FIXED NUMBER OF SHARES OF WESTERN MULTIPLEX COMMON STOCK REGARDLESS OF ANY CHANGES IN MARKET VALUE OF PROXIM OR WESTERN MULTIPLEX COMMON STOCK BEFORE COMPLETION OF THE MERGER.

    Upon completion of the merger, each share of Proxim common stock will be converted into the right to receive 1.8896 shares of Western Multiplex common stock. The exchange ratio will not be adjusted for changes in the market price of Western Multiplex common stock or Proxim common stock. As a result, the specific dollar value of Western Multiplex common stock that Proxim stockholders will be entitled to receive in the merger and that Western Multiplex stockholders will retain upon completion of the merger will depend on the market value of Western Multiplex common stock when the merger is completed, and may increase or decrease from the date you submit your proxy. The share prices of Western Multiplex common stock and Proxim common stock are subject to the general price fluctuations in the market for publicly traded equity securities and have experienced significant volatility. Stock price changes may result from a variety of factors that are beyond the control of Western Multiplex and Proxim, including changes in their businesses, operations and prospects, regulatory considerations and general market and economic conditions. Neither party is permitted to "walk away" from the merger solely because of changes in the market price of either party's common stock.

WESTERN MULTIPLEX AND PROXIM MAY NOT ACHIEVE THE BENEFITS THEY EXPECT FROM THE MERGER, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON THE COMBINED COMPANY'S BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS AND/OR COULD RESULT IN THE LOSS OF KEY PERSONNEL.

    The combined company will need to overcome significant challenges in order to realize any benefits or synergies from the merger, including the timely, efficient and successful execution of a number of post-merger events, including:

    -  integrating the operations of the two companies;

    -  retaining and assimilating the key personnel of each company;

    - retaining existing customers of both companies and attracting additional customers;

    - retaining strategic partners of each company and attracting new strategic partners; and

    - creating uniform standards, controls, procedures, policies and information systems.

    The execution of these post-merger events will involve considerable risks and may not be successful. These risks include:

    - the potential disruption of the combined company's ongoing business and distraction of its management;

    - unanticipated expenses and potential delays related to integration of technology and other resources of the two companies;

    - the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel; and

    - potential unknown liabilities associated with the merger and the combined operations.

    The combined company may not succeed in addressing these risks or any other problems encountered in connection with the merger.

FAILURE TO COMPLETE THE MERGER COULD RESULT IN PAYMENT OF A SUBSTANTIAL TERMINATION FEE, COULD CAUSE PROXIM'S STOCK PRICE TO DECLINE AND COULD HARM THE FUTURE BUSINESS AND OPERATIONS OF PROXIM.

    The merger agreement contains conditions that Proxim and Western Multiplex must meet in order to complete the merger. In addition, the merger agreement may be terminated by either Proxim or Western Multiplex under certain circumstances. If the merger is not completed, Proxim may be subject to the following material risks, among others:

    - Proxim may be obligated to pay Western Multiplex a termination fee of $9.5 million if the merger agreement is terminated in specified circumstances following the public announcement of a competing acquisition proposal involving Proxim;

    - If Proxim's stockholders fail to adopt the merger agreement in circumstances in which the termination fee described above would not be payable, Western Multiplex would be entitled to reimbursement of up to $1.5 million in fees and expenses in connection with the merger;

    - Proxim expects to incur significant costs associated with the merger, regardless of whether the merger is completed; and

    - The price of Proxim common stock may decline to the extent that the current market price of Proxim common stock reflects a market assumption that the merger will be completed.

    In addition, if the merger agreement is terminated and the board of directors of Proxim decides to seek another merger or business combination, Proxim may not find an equivalent or more attractive merger candidate.

THE MARKET PRICE OF THE COMBINED COMPANY'S COMMON STOCK MAY DECLINE AS A RESULT OF THE MERGER.

    The market price of the combined company's common stock may decline as a result of the merger for a number of reasons, including if:

    - the integration of the two companies is not completed in a timely and efficient manner;

    - the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial analysts, industry analysts or investors; or

    - the effect of the merger on the combined company's financial results is not consistent with the expectations of financial analysts, industry analysts or investors.

    Failure to complete the merger could harm Proxim's and/or Western Multiplex's stock price, future business and operations.

THE MERGER COULD HARM THE FINANCIAL RESULTS OF THE COMBINED COMPANY.

    Western Multiplex and Proxim expect to incur transaction costs of approximately $14 million in connection with the merger. If the benefits of the merger do not exceed the associated costs, including costs associated with integrating the two companies and dilution to Western Multiplex's and/or Proxim's stockholders resulting from the issuance of shares in connection with the merger, the combined company's financial results, including earnings per share, could be materially harmed.

SOME OF WESTERN MULTIPLEX'S AND PROXIM'S OFFICERS AND DIRECTORS HAVE CONFLICTS OF INTEREST THAT MAY INFLUENCE THEM TO SUPPORT OR APPROVE THE MERGER.

    The officers and directors of Western Multiplex and Proxim participate in arrangements that provide them with interests in the merger that are different from the stockholders of Western Multiplex and Proxim, including, among others, the following:

    - David C. King, Proxim's Chairman, President and Chief Executive Officer, has entered into an employment agreement with Western Multiplex that provides for the grant of options to purchase shares of the combined company and the terms and conditions of his employment as President and Chief Operating Officer of the combined company, including certain change of control severance benefits;

    - Amir Zoufonoun, Western Multiplex's President and Chief Operating Officer, will enter into an employment agreement with Western Multiplex to become effective upon the closing of the merger which will govern the terms of his employment as Executive Vice President, Technology of the combined company and provide for the forgiveness of certain debts owed by Mr. Zoufonoun to Western Multiplex;

    - the issuance of shares in the merger will increase the number of shares of outstanding Western Multiplex common stock and is expected to result in greater share trading volume, which will affect the Rule 144 volume limitations that apply to Western Multiplex's affiliates, including Western Multiplex's stockholders affiliated with Ripplewood Holdings L.L.C., who collectively will beneficially own approximately 27% of the combined company's common stock and two of whose officers are current directors of Western Multiplex, and which may help facilitate any broader transfer of shares by these affiliates;

    - as a result of the merger, 900,000 unvested options held by Jonathan N. Zakin, Western Multiplex's Chairman and Chief Executive Officer, to acquire shares of Western Multiplex common stock and 290,046 unvested options held by Mr. Zoufonoun to acquire shares of Western Multiplex common stock will vest and become fully exercisable and 237,500 unvested options held by David C. King to acquire shares of Proxim common stock will vest and become fully exercisable;

    - in addition to Mr. King's employment arrangements, six officers of Proxim have change of control severance agreements which provide for acceleration of their stock options and severance packages if they are terminated without cause or constructively discharged during the 24 months following the closing of the merger;

    - four of Western Multiplex's executive officers will receive severance packages and acceleration of their stock options in connection with their departure following the closing of the merger;

    - three directors from each company's board of directors, including Messrs. Zakin and King, will become members of the board of directors of the combined company;

    - unvested options issued under two of Proxim's stock option plans will accelerate in part upon completion of the merger; and

    - the combined company will indemnify each present and former Western Multiplex and Proxim officer and director as well as affiliates of Ripplewood Holdings L.L.C. against liabilities arising out of such person's services as an officer or director and the transactions contemplated by the merger agreement, and Western Multiplex will maintain Proxim's officers' and directors' liability insurance to cover any such liabilities for the next six years.

    The receipt of compensation or other benefits in the merger, or the continuation of indemnification arrangements for current directors of Western Multiplex and Proxim following completion of the merger, may influence these directors in making their recommendation that you vote in favor of the adoption of the merger agreement.

SALES OF WESTERN MULTIPLEX AND PROXIM PRODUCTS COULD DECLINE IF CUSTOMER RELATIONSHIPS ARE DISRUPTED BY THE MERGER.

    The merger may have the effect of disrupting customer relationships. Western Multiplex and Proxim customers may not continue their current buying patterns during the pendency of, and following, the merger. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of the combined company or may instead purchase products of competitors. Any significant delay or reduction in orders for Western Multiplex or Proxim products could cause sales of the combined company's products to decline.

DURING THE PENDENCY OF THE MERGER, WESTERN MULTIPLEX AND PROXIM MAY NOT BE ABLE TO ENTER INTO A MERGER OR BUSINESS COMBINATION WITH ANOTHER PARTY AT A FAVORABLE PRICE BECAUSE OF RESTRICTIONS IN THE MERGER AGREEMENT.

    Covenants in the merger agreement may impede the ability of Western Multiplex or Proxim to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the merger. As a result, if the merger is not consummated, the parties may be at a disadvantage to their competitors. In addition, while the merger agreement is in effect and subject to very narrowly defined exceptions, each party is prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third party. Any such transactions could be favorable to such party's stockholders.

BOTH COMPANIES MAY BE SUBJECT TO ADVERSE REGULATORY CONDITIONS.

    A condition to completing the merger is the termination or expiration of the waiting period under the Hart-Scott-Rodino Act. Proxim cannot assure you that the Department of Justice or Federal Trade Commission will not try to prevent the merger or seek to impose restrictions or conditions on the combined company as a condition of their not challenging the merger. Depending on the nature of any restrictions or conditions, these restrictions or conditions may jeopardize or delay completion of the merger, or lessen the anticipated benefits of the merger.

FUTURE OPERATING RESULTS OF THE COMBINED COMPANY COULD BE ADVERSELY AFFECTED AS A RESULT OF PURCHASE ACCOUNTING TREATMENT AND THE IMPACT OF AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS RELATING TO THE MERGER.

    In accordance with generally accepted accounting principles, Western Multiplex will account for the merger using the purchase method of accounting. Under the purchase method of accounting, Western Multiplex will record the market value of the Western Multiplex common stock issued in connection with the merger, the fair value of the options to purchase Proxim common stock that become options to purchase Western Multiplex common stock and the amount of direct transaction costs as the cost of combining with Proxim. Western Multiplex will allocate that cost of the individual assets acquired and liabilities assumed, including various identifiable intangible assets (such as acquired technology and acquired trademarks and trade names) and to in-process research and development, based on their respective fair values at the date of the completion of the merger. Intangible assets will be required to be amortized prospectively over their estimated useful lives. The purchase price will also be allocated to deferred compensation, based on the portion of the intrinsic value of the unvested Proxim options assumed by Western Multiplex to the extent that service is required after completion of the merger in order to vest. Any excess of the purchase price over those fair market values will be accounted for as goodwill. Western Multiplex will not be required to amortize goodwill against income but goodwill will be subject to periodic reviews for impairment. If Western Multiplex is required to recognize an impairment charge, the charge will negatively impact reported earnings in the period of the charge.

                ADDITIONAL RISKS RELATING TO THE COMBINED COMPANY
                          FOLLOWING THE PROPOSED MERGER

SHARES ELIGIBLE FOR FUTURE SALE, INCLUDING SHARES OWNED BY THE PRINCIPAL STOCKHOLDERS OF WESTERN MULTIPLEX, MAY CAUSE THE MARKET PRICE OF THE COMBINED COMPANY'S COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF THE COMBINED COMPANY'S BUSINESS IS DOING WELL.

    The potential for sales of substantial amounts of the combined company's common stock into the public market after the merger may adversely affect the market price of the combined company's common stock. After the merger is completed, the combined company would have approximately 118.6 million shares of common stock outstanding based on the number of shares of Proxim common stock and Western Multiplex common stock outstanding as of February 21, 2002. Of these shares, approximately 32.1 million will be held by affiliates of Ripplewood Holdings L.L.C. and an aggregate of approximately 8.5 million will be held by Jonathan Zakin, who is the Chairman and Chief Executive Officer of Western Multiplex, and Michael Seedman, who is currently a director of Western Multiplex, and their respective affiliates. The shares of the combined company's common stock held by these stockholders will be "restricted securities" within the meaning of Rule 144 under the Securities Act and will be eligible for resale subject to the volume, manner of sale, holding period and other limitations of Rule 144 or in a registered offering. In the event that the affiliates of Ripplewood Holdings L.L.C. distribute shares that they hold to their members and partners that are not affiliates of the combined company, those distributed shares could be immediately sold without regard to any volume limitations. However, in connection with the execution of the merger agreement, the affiliates of Ripplewood Holdings L.L.C. that hold shares of Western Multiplex common stock entered into a stockholders agreement with Western Multiplex that will result in limitations on their ability to transfer their shares, including distributions to members and partners, for a limited period of time and will provide registration rights with respect to their shares. In general, these limitations will permit transfers of at least five million shares during the first 30 days after the merger and, during each subsequent 30-day period prior to the expiration of the limitations will permit transfers of an additional number of shares equal to the average weekly trading volume in the combined company's common stock during the prior four-week period.

    In addition to outstanding shares eligible for sale, as of January 16, 2002, the date the merger agreement was signed, options and warrants to acquire 10,340,000 shares of common stock of Western Multiplex and 9,758,641 shares of common stock of Proxim were outstanding. Also, as of January 16, 2002, the date the merger agreement was signed, approximately an additional 3,515,512 million shares of Western Multiplex common stock and 5,583,723 shares of Proxim common stock were reserved for issuance to employees of Western Multiplex and Proxim under their existing stock option plans.

THE COMBINED COMPANY'S REVENUE MAY DECLINE AND ITS PROFITABILITY MAY BE THREATENED IF THE DEMAND FOR WIRELESS SERVICES IN GENERAL AND BROADBAND WIRELESS ACCESS SYSTEMS IN PARTICULAR DOES NOT CONTINUE TO GROW.

    The combined company's success is dependent on the continued trend toward wireless telecommunications and data communications services. If the rate of growth slows and service providers reduce their capital investments in wireless infrastructure or fail to expand into new geographic markets, the combined company's revenue may decline. Unlike some competitors such as Agere, Alcatel, Cisco, Intel, Linksys and Nortel, among others, the principal product offerings of Proxim and Western Multiplex rely on wireless technologies. Accordingly, the combined company would experience a greater impact from a decline in the demand for wireless services than some of our most important competitors. In addition, wireless access solutions are unproven in the marketplace and some of the wireless technologies, such as Western Multiplex's Tsunami point-to-multipoint technology and Proxim's 802.11a and HomeRF 2.0 technologies in which Western Multiplex and Proxim are currently investing substantial capital, have only been commercially introduced in the last few years. If wireless access technology turns out to be unsuitable for widespread commercial deployment, it is unlikely the combined company could generate enough sales to sustain profitability. The following are factors that Western Multiplex and Proxim believe are key to the success or failure of broadband wireless access technology:

     - its reliability and security and the perception by end-users of its reliability and security;

     - its capacity to handle growing demands for faster transmission of increasing amounts of data, voice and video;

     - the availability of sufficient frequencies for network service providers to deploy products at commercially reasonable rates;

     - its cost-effectiveness and performance compared to other forms of broadband access, whose prices and performance continue to improve;

     -   its suitability for a sufficient number of geographic regions; and

     - the availability of sufficient site locations for network service providers to install products at commercially reasonable rates.

    Western Multiplex has experienced the effects of many of the factors listed above in interactions with customers selecting wireless versus wire line technology. For example, because of the frequency with which individuals using cellular phones experience fading or a loss of signal, customers often hold the perception that all broadband wireless technologies will have the same reliability constraints even though the wireless technology Western Multiplex uses does not have the same problems as cellular phones. In some geographic areas, because of adverse weather conditions that affect wireless transmissions, but not wire line technologies, Western Multiplex is not able to sell products as successfully as competitors with wire line technology. In addition, future legislation, legal decisions and regulation relating to the wireless telecommunications industry may slow or delay the deployment of wireless networks. The combined company also may lose customers to different types of wireless technologies. For example, Western Multiplex has only a limited offering of products that operate in licensed radio spectrums. Some customers, however, may want to operate in licensed radio spectrums because they sometimes offer less interference than license free radio spectrums or have other advantages.

THE COMBINED COMPANY'S BUSINESS WILL DEPEND ON RAPIDLY EVOLVING
TELECOMMUNICATIONS AND INTERNET INDUSTRIES.

    The combined company's future success is dependent upon the continued growth of the data communications and wireless industries, particularly with regard to Internet usage. The global data communications and Internet industries are evolving rapidly and it is difficult to predict potential growth rates or future trends in technology development. There can be no assurance that the deregulation, privatization and economic globalization of the worldwide telecommunications market that has resulted in increased competition and escalating demand for new technologies and services will continue in a manner favorable to the combined company or its business strategies. In addition, there can be no assurance that the growth in demand for wireless and Internet services, and the resulting need for high speed or enhanced data communications products and wireless systems, will continue at its current rate or at all.

WESTERN MULTIPLEX CURRENTLY DERIVES A SUBSTANTIAL PORTION OF ITS REVENUE FROM A LIMITED NUMBER OF DISTRIBUTORS. THEREFORE, A DECREASE OR LOSS IN BUSINESS FROM ANY OF THEM MAY CAUSE A SIGNIFICANT DELAY OR DECLINE IN THE REVENUE OF THE COMBINED COMPANY AND COULD HARM ITS REPUTATION.

    Western Multiplex currently generates a significant amount of revenue from a limited number of distributors. The loss of business from any of these distributors or the delay of significant orders from any of them, even if only temporary, could significantly reduce the combined company's revenue, delay recognition of revenue, harm its reputation or reduce its ability to accurately predict cash flow. For the year ended December 31, 2001, approximately 52% of Western Multiplex's revenue was derived from three distributors, and approximately 30% of its revenue was derived from one of the three distributors. Western Multiplex does not have long-term contracts with any of these distributors. While the combined company will have a more diversified and expansive customer base, the future success of the combined company will depend significantly on the timing and size of future purchase orders, if any, from a limited number of distributors.

BROADBAND WIRELESS ACCESS SOLUTIONS HAVE SOME DISADVANTAGES AND LIMITATIONS AS COMPARED TO OTHER ALTERNATIVE BROADBAND ACCESS SOLUTIONS THAT MAY PREVENT WIDESPREAD ADOPTION, WHICH COULD HURT THE COMBINED COMPANY'S PROFITABILITY AND PROSPECTS.

    Broadband wireless access solutions, including point-to-point and point-to-multipoint systems, compete with other high-speed access solutions such as digital subscriber lines, cable modem technology, fiber optic cable and other high-speed wire line and satellite technologies. If the market for the combined company's point-to-point and point-to-multipoint solutions fails to develop or develops more slowly than we expect due to this competition, the combined company's sales opportunities and profitability will be harmed. Many of these alternative technologies can take advantage of existing installed infrastructure and are generally perceived to be reliable and secure. As a result, they have already achieved significantly greater market acceptance and penetration than point-to-point and point-to-multipoint broadband wireless access technologies. Moreover, current point-to-point and point-to-multipoint broadband wireless access technologies have inherent technical limitations that may inhibit their widespread adoption in many areas, including the need for line-of-sight installation and, in the case of operating frequencies above 11 GHz, reduced communication distance in bad weather.

    Proxim and Western Multiplex expect point-to-point and point-to-multipoint broadband wireless access technologies to face increasing competitive pressures from both current and future alternative technologies. In light of these factors, many service providers may be reluctant to invest heavily in broadband wireless access solutions.

BROADBAND WIRELESS ACCESS PRODUCTS REQUIRE A DIRECT LINE-OF-SIGHT, WHICH MAY LIMIT THE ABILITY OF SERVICE PROVIDERS TO DEPLOY THEM IN A COST-EFFECTIVE MANNER AND COULD HARM OUR SALES.

    Because of line-of-sight limitations, service providers often install broadband wireless access equipment on the rooftops of buildings and on other tall structures. Before undertaking these installations, service providers must generally secure roof rights from the owners of each building or other structure on which the equipment is to be installed. The inability to easily and cost-effectively obtain roof rights may deter customers from choosing to install broadband wireless access equipment, which could have an adverse effect on the combined company's sales.

AFFILIATES OF RIPPLEWOOD HOLDINGS L.L.C. WILL BENEFICIALLY OWN A SIGNIFICANT PERCENTAGE OF THE COMBINED COMPANY'S COMMON STOCK, WHICH WILL ALLOW THEM TO SIGNIFICANTLY INFLUENCE MATTERS REQUIRING SHAREHOLDER APPROVAL AND COULD DISCOURAGE POTENTIAL ACQUISITIONS OF THE COMBINED COMPANY.

    Immediately after the merger, affiliates of Ripplewood Holdings L.L.C. will together control approximately 27.1% of the combined company's outstanding common stock. These stockholders will be able to exert significant influence over actions requiring the approval of the combined company's stockholders, including many types of change of control transactions and any amendments to the combined company's certificate of incorporation. The interests of the affiliates of Ripplewood Holdings L.L.C. may be different than other stockholders of the combined company. In addition, the significant ownership percentage of affiliates of Ripplewood Holdings L.L.C. could have the effect of delaying or preventing a change of control of the combined company or otherwise discourage a potential acquirer from obtaining control of the combined company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

    Interest Rate Sensitivity. We maintain a short-term investment portfolio consisting mainly of government and corporate bonds purchased with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 2001, the fair value of the portfolio would decline by an immaterial amount. We generally have the ability to hold our fixed income investments until maturity and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

    Exchange Rate Risk. We currently have operations in the United States and several countries in Europe. The functional currency of all our operations is the U.S. dollar. Though some expenses are incurred in local currencies by our European operations, substantially all of our transactions are made in U.S. dollars, hence, we have minimal exposure to foreign currency rate fluctuations relating to our transactions.

    While we expect our international revenues to continue to be denominated predominately in U.S. dollars, an increasing portion of our international revenues may be denominated in foreign currencies in the future. As a result, our operating results may become subject to significant fluctuations based upon changes in exchange rates of certain currencies in relation to the U.S. dollar. We will analyze our exposure to currency fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations; however, exchange rate fluctuations may adversely affect our financial results in the future.

    Investment Risk. We are exposed to market risk as it relates to changes in the fair value of our investments. We invest in equity investments in public companies for business and strategic purposes and we have classified these securities as available-for-sale. We also invest in equity instruments in private companies. These equity investments, primarily in technology companies, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized significant losses on our equity investments. For the fiscal year ended December 31, 2001, we recognized impairment losses on our investments of $12.1 million related to declines in the market value of shares in several companies that we concluded was other-than-temporary. As of December 31, 2001, we had available-for-sale securities and a private equity investment with fair values of $154,000 and $2.0 million, respectively. In addition, we had unrealized loss of $874,000 which is recorded as a separate component of stockholders' equity. Our objective in managing our exposure to stock market fluctuations is to minimize the impact of stock market declines to our earnings and cash flows. There are, however, a number of factors beyond our control. Continued market volatility, as well as mergers and acquisitions, have the potential to have a material impact on our results of operations in future periods

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                     PAGE
                                                                                                  -----------
   INDEX TO FINANCIAL STATEMENTS
   Report of Independent Accountants............................................................      F-1
   Balance Sheet at December 31, 2001 and 2000..................................................      F-2
   Statement of Operations for the Years Ended December 31, 2001, 2000 and 1999.................      F-3
   Statement of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.......      F-4
   Statement of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.................      F-5
   Notes to Financial Statements................................................................  F-6 through
                                                                                                      F-28

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Proxim, Inc.

    In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Proxim, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
January 21, 2002

                                  PROXIM, INC.
                                  BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              DECEMBER 31,
                                                                       ------------------------
                                                                          2001           2000
                                                                       ---------      ---------
                                 ASSETS

Current assets:
    Cash and cash equivalents ....................................     $  48,012      $  49,355
    Marketable securities ........................................           939         21,233
    Accounts receivable, net .....................................        15,521         24,482
    Inventories, net .............................................        23,392         35,343
    Deferred tax assets ..........................................            --          3,598
    Other current assets .........................................         2,153            573
                                                                       ---------      ---------
        Total current assets .....................................        90,017        134,584

Property and equipment, net ......................................         9,733          8,774
Goodwill and other intangible assets, net ........................        24,603         38,966
Marketable securities, long-term .................................            --            466
Equity investments ...............................................         2,000          9,000
Deferred tax assets ..............................................            --          5,252
                                                                       ---------      ---------
                                                                       $ 126,353      $ 197,042
                                                                       =========      =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .............................................     $   3,500      $   6,515
    Other current liabilities ....................................         5,915          5,843
                                                                       ---------      ---------
         Total current liabilities ...............................         9,415         12,358

Long-term debt ...................................................           290            542
Restructuring accruals, long-term portion ........................         9,727             --
Deferred tax liabilities .........................................            --          3,807
                                                                       ---------      ---------
        Total liabilities ........................................        19,432         16,707
                                                                       ---------      ---------
Contingencies and Commitments (Notes 16 and 17)

Stockholders' equity:
    Common Stock, $.001 par value, 100,000 shares authorized;
      31,367 and 26,922 shares issued and outstanding ............            31             27
    Additional paid-in capital ...................................       209,654        175,585
    Retained earnings (accumulated deficit) ......................      (101,892)         5,907
    Accumulated other comprehensive loss .........................          (872)        (1,184)
                                                                       ---------      ---------
        Total stockholders' equity ...............................       106,921        180,335
                                                                       ---------      ---------
                                                                       $ 126,353      $ 197,042
                                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             2001          2000         1999
                                                          ---------     ---------     --------
Revenue ..............................................    $  85,536     $ 107,498     $ 70,067
Cost of revenue ......................................       49,367        57,380       37,195
Amortization of intangible assets ....................        2,832         2,124           --
Provision for excess and obsolete inventory ..........       50,000         1,859           --
                                                          ---------     ---------     --------
        Gross profit (loss) ..........................      (16,663)       46,135       32,872
                                                          ---------     ---------     --------
Operating expenses:
    Research and development .........................       13,235        12,082       10,057
    Purchased in-process research and development ....        1,373         8,531        5,883
    Selling, general and administrative ..............       32,107        19,930       13,575
    Restructuring charges ............................       13,585            --           --
    Impairment of goodwill and intangible assets .....       10,372            --           --
    Amortization of goodwill .........................        5,252         3,457          169
                                                          ---------     ---------     --------
        Total operating expenses .....................       75,924        44,000       29,684
                                                          ---------     ---------     --------
Income (loss) from operations ........................      (92,587)        2,135        3,188
   Interest income, net ..............................        1,905         4,186        4,113
   Impairment losses on investments ..................      (12,074)       (2,500)      (2,000)
                                                          ---------     ---------     --------
Income (loss) before income taxes ....................     (102,756)        3,821        5,301
Provision for income taxes ...........................        5,043         1,672        4,892
                                                          ---------     ---------     --------
        Net income (loss) ............................    $(107,799)    $   2,149     $    409
                                                          =========     =========     ========
Basic net income (loss) per share ....................    $   (3.87)    $    0.08     $   0.02
                                                          =========     =========     ========
Weighted average common shares .......................       27,860        25,868       22,968
                                                          =========     =========     ========
Diluted net income (loss) per share ..................    $   (3.87)    $    0.07     $   0.02
                                                          =========     =========     ========
Weighted average common shares and equivalents .......       27,860        28,933       25,696
                                                          =========     =========     ========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                          RETAINED     ACCUMULATED                  COMPRE-
                                           COMMON STOCK     ADDITIONAL    EARNINGS        OTHER                     HENSIVE
                                         -----------------   PAID-IN    (ACCUMULATED  COMPREHENSIVE                  INCOME
                                         SHARES     AMOUNT   CAPITAL      DEFICIT)    INCOME (LOSS)     TOTAL        (LOSS)
                                         ------     ------  ----------  ------------  -------------   ---------     ---------
Balance at December 31, 1998 .......     21,162     $   21   $ 83,348    $   3,349      $     (18)    $  86,700      $     --
Exercise of stock options ..........      1,726          2      8,042           --             --         8,044            --
Issuance of Common Stock
  under Stock Purchase Plan ........        136         --        774           --             --           774            --
Issuance of Common Stock to
  investors for cash, net of
  issuance costs ...................      1,212          2     18,598           --             --        18,600            --
Issuance of Common Stock
  to acquire WaveSpan Corp. ........        340         --      9,800           --             --         9,800            --
Issuance of Common Stock to
  extinguish debt ..................         68                 1,920                                     1,920
Tax benefit of stock options .......         --         --      5,167           --             --         5,167            --
Comprehensive income:
 Net income ........................         --         --         --          409                          409           409
 Unrealized loss on investments ....         --         --         --           --           (361)         (361)         (361)
                                                                                                                    ---------
Total comprehensive income .........         --         --         --           --             --            --     $      48
                                         ------     ------   --------    ---------     ----------     ---------     =========
Balance at December 31, 1999 .......     24,644         25    127,649        3,758           (379)      131,053
Exercise of stock options ..........      1,432          1      7,743           --             --         7,744            --
Issuance of Common Stock
  under Stock Purchase Plan ........        103         --        926           --             --           926            --
Issuance of Common Stock
  to acquire Farallon Corp. ........        243         --     10,000           --             --        10,000            --
Issuance of Common Stock
  to acquire Siemens
 Development Group .................        500          1     21,249           --             --        21,250            --
Tax benefit of stock options .......         --         --      8,018           --             --         8,018            --
Comprehensive income:
 Net income ........................         --         --         --        2,149                        2,149         2,149
 Unrealized loss on investments ....         --         --         --           --           (805)         (805)         (805)
                                                                                                                    ---------
Total comprehensive income .........         --         --         --           --             --            --     $   1,344
                                         ------     ------   --------    ---------     ----------     ---------     =========
Balance at December 31, 2000 .......     26,922         27    175,585        5,907         (1,184)      180,335
Exercise of stock options ..........        300         --      1,248           --             --         1,248            --
Issuance of Common Stock
  under Stock Purchase Plan ........         62         --        989           --             --           989            --
Issuance of Common Stock
  to acquire Card Access ...........        440         --      4,192           --             --         4,192            --
Issuance of Common Stock and
  warrants to investors
  for cash, net of issuance
   costs ...........................      3,643          4     27,640           --             --        27,644            --
 Net loss ..........................         --         --         --     (107,799)                    (107,799)     (107,799)
 Unrealized gain on investments ....         --         --         --           --            312           312           312
                                                                                                                    ---------
Total comprehensive loss ...........         --         --         --           --             --            --     $(107,487)
                                         ------     ------   --------    ---------      ---------     ---------     =========
Balance at December 31, 2001 .......     31,367     $   31   $209,654    $(101,892)     $    (872)    $ 106,921
                                         ======     ======   ========    =========      =========     =========

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------
                                                                        2001         2000         1999
                                                                      ---------     --------     --------
Cash flows from operating activities:
  Net income (loss) ..............................................    $(107,799)    $  2,149     $    409
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
  Impairment losses on investments ...............................       12,074        2,500        2,000
  Purchased in-process research and development ..................        1,373        8,531        5,883
  Depreciation ...................................................        3,699        3,116        1,961
  Amortization ...................................................        8,084        5,581          323
  Provision for excess and obsolete inventory ....................       50,000        1,859           --
  Provision for allowance for doubtful accounts ..................        4,500           --           --
  Provision for restructuring charges ............................       13,585           --           --
  Impairment of goodwill and intangible assets ...................       10,372           --           --
  Deferred taxes .................................................        5,043       (5,084)        (539)
  Tax benefit of stock options ...................................           --        8,018        5,167
  Changes in assets and liabilities, net of
   acquisition effect:
    Accounts receivable ..........................................        4,534       (6,445)      (6,348)
    Inventories ..................................................      (29,510)     (21,551)      (2,425)
    Other assets .................................................       (1,571)         493         (286)
    Accounts payable .............................................       (3,015)        (696)        (143)
    Other liabilities ............................................      (12,484)      (7,506)        (122)
                                                                      ---------     --------     --------
       Net cash provided by (used in) operating activities .......      (41,115)      (9,035)       5,880
                                                                      ---------     --------     --------
Cash flows from investing activities:
    Purchase of property and equipment ...........................       (4,650)      (4,237)      (5,365)
    Sale (purchase) of marketable securities .....................       20,097       20,705      (12,960)
    Equity investments ...........................................       (4,100)     (10,500)      (5,000)
    Cash paid for acquisitions ...................................       (1,456)      (3,172)      (2,166)
                                                                      ---------     --------     --------
        Net cash provided by (used in) investing activities ......        9,891        2,796      (25,491)
                                                                      ---------     --------     --------
Cash flows provided by financing activities from
   issuance of Common Stock, net .................................       29,881        8,670       27,418
                                                                      ---------     --------     --------
Net increase (decrease) in cash and cash equivalents .............       (1,343)       2,431        7,807
Cash and cash equivalents at beginning of period .................       49,355       46,924       39,117
                                                                      ---------     --------     --------
Cash and cash equivalents at end of period .......................    $  48,012     $ 49,355     $ 46,924
                                                                      =========     ========     ========
Supplemental disclosures of cash flow information:
  Income taxes paid ..............................................    $      --     $     --     $  2,536
Supplemental disclosures of non cash investing and
   financing activities:
  Issuance of Common Stock for business combinations .............    $   4,192     $ 31,250     $  9,800
  Issuance of Common Stock to extinguish debt ....................    $      --     $     --     $  1,920

   The accompanying notes are an integral part of these financial statements.

                                  PROXIM, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY:

    The Company designs, manufactures and markets high performance wireless local area data networking products. Based on spread spectrum radio frequency technology, its highly integrated wireless client adapters and network infrastructure systems seamlessly extend existing enterprise LANs to enable mobility-driven applications in a wide variety of in-building and campus area environments. In addition, its products are designed to address the requirements for networking personal computers in home and small office environments. All historical financial information and analysis have been restated to reflect (a) the acquisition of Micrilor, Inc. in January 2000, which was accounted for as a pooling of interests transaction; and (b) a two-for-one stock split (which was effected in the form of a stock dividend) that was effective August 21, 2000.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Critical Accounting Policies And Estimates

    The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, excess component order cancellation costs, restructuring, long-term service contracts, pensions and other post-retirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

    The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumption about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

    The Company holds minority interests in companies having operations or technology in areas within its strategic focus, one of which is publicly traded and has highly volatile share prices. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

    The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

Cash, Cash Equivalents and Marketable Securities

    The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of market rate accounts and highly rated commercial paper that are stated at cost, which approximate fair value. Investments with maturities greater than three months and less than one year as of the date of the balance sheet are classified as marketable securities. Marketable securities consist of time deposits with original maturities greater than three months and less than one year and corporate debt obligations. Investments with maturities greater than one year are classified as marketable securities, long-term. Marketable securities are classified as available-for-sale as of the balance sheet date in accordance with Statement of Financial Accounting Standard, or SFAS, No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and are reported at fair value, with unrealized gains and losses recorded as other comprehensive income (loss) included in stockholders' equity.

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

Long-Lived Assets

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized to the extent the carrying amount of such asset exceeds its fair value, which is determined based on actual discounted cash flows or appraisal value, depending on the nature of the asset.

Revenue

    Product revenue is generally recognized upon shipment to the customers. The Company grants certain distributors limited rights of return and price protection on unsold products. Product revenue on shipments to distributors, which have rights of return and price protection, is deferred until shipment to end customers by the distributors. A provision for estimated future sales return and warranty costs is recorded at the time revenue is recognized.

Acquisition-related Intangible Assets

    Intangible assets result from business acquisitions accounted for under the purchase method, and consist of developed technology, acquired workforce, core technology and in-process research and development. Intangible assets are reported at cost, net of accumulated amortization. Identifiable intangible assets other than in-process research and development are amortized on a straight-line basis over their estimated useful lives ranging from one to five years. In-process research and development is charged to operating expense in the period the acquisition is consummated.

Goodwill

    Goodwill is the amount by which the cost of the acquired identifiable net tangible and intangible assets exceeded the fair values of the acquired net tangible and intangible assets on the date of purchase. Goodwill resulting from business acquisitions completed prior to June 30, 2001 is reported at cost, net of accumulated amortization. Amortization was calculated on a straight-line basis over the estimated useful lives of 5 years. Goodwill resulting from business acquisitions completed after June 30, 2001 is reported at cost and not subject to amortization in accordance with SFAS No. 142, "Goodwill and Intangible Assets."

Software Development Costs

    Software development costs are capitalized once technological feasibility is established, which the Company defines as completion of a working model. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Income Taxes

    A deferred tax liability or asset, net of a valuation allowance, is established for the expected future consequences resulting from the differences between the financial reporting and income tax bases of assets and liabilities and from net operating loss carryforwards.

Net Income (Loss) Per Share

    Basic net income (loss) per share is computed by dividing net income (loss) available to Common Stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of outstanding shares of Common Stock plus dilutive Common Stock equivalents. Common Stock equivalents consist of stock options and warrants, using the treasury stock method based on the average stock price for the period. Net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options and warrants would be anti-dilutive.

Stock-Based Compensation

    The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion, or APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company provides additional pro forma disclosures as required under SFAS No.123, "Accounting for Stock-Based Compensation."

Comprehensive Income (Loss)

    SFAS No. 130, "Reporting Comprehensive Income" requires that companies report comprehensive income (loss) and its components. Comprehensive income
(loss) is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners.

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

Comparative Amounts

    Certain comparative amounts have been reclassified to conform with current year's presentation.

Recent Accounting Pronouncements

    In June 2001, the FASB issued two statements (Statement No. 141 -- Business Combinations; and Statement No. 142 -- Goodwill and Other Intangible Assets). These statements:

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

     - Require that a benchmark assessment of goodwill be performed in certain circumstances. That assessment would establish the methods and assumptions that would be used to test goodwill for impairment. Goodwill of a reporting unit would be tested for impairment when events and circumstances occur indicating that it might be impaired. Goodwill related to long-lived assets to be held and used would no longer be allocated to those assets when they are tested for impairment as currently required by SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of."

    SFAS No. 141 applies to all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all transactions completed before June 30, 2001 and effective immediately for all transactions completed after June 30, 2001. The Company adopted these new statements to account for the acquisition of Card Access, which was completed in August 2001. The Company will adopt these new statements to account for its business acquisitions completed prior to June 30, 2001 in the year ending December 31, 2002. A reduction of goodwill amortization of approximately $4.0 million will result in the year ending December 31, 2002.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset". SFAS No. 144 clarifies and further defines the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.." SFAS No. 144 does not apply to goodwill and other intangible assets that are not amortized. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in the year ending December 31, 2002. The effect of adopting this statement is not expected to have a material effect on the Company's financial statements.

NOTE 3 -- BALANCE SHEET COMPONENTS:

                                                                          DECEMBER 31,
                                                                      ---------------------
                                                                        2001        2000
                                                                      --------     --------
                                                                         (IN THOUSANDS)
Marketable securities:
  Corporate bonds and time deposits ..............................    $    785     $ 20,827
  Equity investment in a wireless company listed in Canada .......         154          872
  Less: long-term portion ........................................          --         (466)
                                                                      --------     --------
  Current portion ................................................    $    939     $ 21,233
                                                                      ========     ========
Accounts receivable, net:
   Accounts receivable ...........................................    $ 19,631     $ 25,762
   Less: allowance for doubtful accounts .........................      (4,110)      (1,280)
                                                                      --------     --------
                                                                      $ 15,521     $ 24,482
                                                                      ========     ========
Inventories, net:
   Raw materials .................................................    $ 32,154     $ 22,652
   Work-in-process ...............................................       9,906       15,978
   Finished goods ................................................       8,225        3,847
   Less: provision for excess and obsolete inventory .............     (26,893)      (7,134)
                                                                      --------     --------
                                                                      $ 23,392     $ 35,343
                                                                      ========     ========
Property and equipment, net:
   Computer and test equipment ...................................    $ 19,000     $ 15,062
   Furniture and fixtures ........................................       2,902        2,626
   Leasehold improvements ........................................       3,558        3,134
                                                                      --------     --------
                                                                        25,460       20,822
   Less: accumulated depreciation ................................     (15,727)     (12,048)
                                                                      --------     --------
                                                                      $  9,733     $  8,774
                                                                      ========     ========

Goodwill and other intangible assets, net:
   Goodwill ......................................................    $ 26,144     $ 32,447
   Core technology ...............................................       5,882        5,513
   OEM relationships .............................................       2,718        2,718
   Acquired workforce ............................................       1,127        1,627
   Developed technology ..........................................       1,614        1,591
   Tradename .....................................................       1,040          908
   Patents .......................................................          66           66
                                                                      --------     --------
                                                                        38,591       44,870
   Less: accumulated amortization ................................     (13,988)      (5,904)
                                                                      --------     --------
                                                                      $ 24,603     $ 38,966
                                                                      ========     ========
Other current liabilities:
   Accrued compensation ..........................................    $  1,834     $  2,625
   Restructuring accruals, current portion .......................       1,454           --
   Other accrued liabilities .....................................       2,177        1,832
                                                                      --------     --------
                                                                         5,465        4,457

   Deferred revenue ..............................................    $  1,071     $  3,096
   Less: deferred cost of revenue ................................        (621)      (1,710)
                                                                      --------     --------
   Deferred revenue, net .........................................         450        1,386
                                                                      --------     --------
                                                                      $  5,915     $  5,843
                                                                      ========     ========

NOTE 4 -- REVENUE INFORMATION:

    The Company's products are grouped into three product lines:
Enterprise/Commercial indoor networking; Home and Small Office (SOHO) networking; and Building-to-Building fixed wireless. The Enterprise/Commercial indoor network product line includes 900 MHz, RangeLAN, Harmony 802.11a, 802.11b and Skyline products. The Home/SOHO product line includes Symphony, Symphony HomeRF and HomeRF 2.0 products and Netline products. The Building-to-Building fixed wireless product line includes Stratum and Stratum MP products. Revenue information by product line is as follows (in thousands):

                                              YEAR ENDED DECEMBER 31,
                                           ------------------------------
      PRODUCT LINE                          2001        2000       1999
      ------------                         -------    --------    -------
      Enterprise/Commercial ...........    $44,461    $ 72,218    $62,104
      Home/SOHO .......................     33,362      25,187      6,018
      Building-to-Building ............      7,713      10,093      1,945
                                           -------    --------    -------
              Total revenue ...........    $85,536    $107,498    $70,067
                                           =======    ========    =======

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

                                              YEAR ENDED DECEMBER 31,
                                           ------------------------------
      GEOGRAPHIC REGION                     2001        2000       1999
      -----------------                    -------    --------    -------
      United States ...................    $56,912    $ 88,148    $55,353
      Europe ..........................     18,115      11,825      7,007
      Asia Pacific ....................     10,509       7,525      7,707
                                           -------    --------    -------
              Total revenue ...........    $85,536    $107,498    $70,067
                                           =======    ========    =======

NOTE 5 -- BUSINESS COMBINATIONS:

Merger with Micrilor, Inc.

     In January 2000, the Company acquired privately-held Micrilor, Inc. for 292,000 shares of its common stock. The merger was accounted for as a pooling of interests transaction, and all historical financial information contained herein has been revised to reflect the acquisition. The Company recorded $217,000 of acquisition costs as a result of the merger in the first quarter of 2000.

Acquisition of WaveSpan Corporation

    In December 1999, the Company entered into an agreement to acquire WaveSpan Corporation ("WaveSpan"), a private California corporation, in a merger transaction accounted for as a purchase business combination. WaveSpan designs and markets 5 GHz ultra-broadband wireless products. The purchase price comprised 340,000 shares of Common Stock valued at approximately $9.8 million and $2.2 million in cash. In addition, the Company incurred approximately $900,000 in acquisition-related costs, consisting primarily of professional service fees and other direct transaction costs. The total purchase price, which aggregated approximately $12.9 million, was allocated to the tangible and identifiable intangible assets and goodwill acquired and liabilities assumed on the basis of their fair values as follows (in thousands):

       Current assets .....................................    $    788
       Property and equipment .............................         343
       Core technology ....................................       4,030
       Developed technology ...............................         151
       Acquired workforce .................................         300
       Long term deferred tax assets ......................       1,200
       Liabilities assumed ................................      (5,102)
       Long-term deferred tax liabilities .................      (1,793)
       Acquired in-process research and development .......       5,883
       Goodwill ...........................................       7,100
                                                               --------
                                                               $ 12,900
                                                               ========

    The current assets consist primarily of cash and cash equivalents, accounts receivable and inventory. Liabilities assumed consist principally of trade payables and other liabilities.

    The core and developed technology acquired included the WaveSpan 5800 and first generation Stratum products which have already achieved technological feasibility and are being sold in the marketplace.

    In-process research and development ("IPR&D") consisted of second generation Stratum products, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition. This product was a new building-to-building product that required a new operating system, processor and interface.

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

    Goodwill and other identifiable intangibles are being amortized on a straight-line basis over the following estimated periods of benefit:

     Goodwill                       5 years
     Core technology                5 years
     Developed technology           1 year
     Acquired workforce             3 years

Acquisition of Farallon Communications, Inc.

    In June 2000, the Company entered into an agreement to acquire Farallon Communications, Inc. ("Farallon"), a private California corporation, in a merger transaction accounted for as a purchase business combination. Farallon designs and markets internet and e-commerce infrastructure solutions, as well as networking solutions for both Mac and PC environment. The purchase price comprised 243,310 shares of Common Stock valued at approximately $10 million and $4 million in cash. In addition, the Company incurred approximately $900,000 in acquisition-related costs, consisting primarily of professional service fees and other direct transaction costs. The total purchase price, which aggregated approximately $14.9 million, was allocated to the tangible and identifiable intangible assets and goodwill acquired and liabilities assumed on the basis of their fair values as follows (in thousands):

      Current assets ........................................    $  4,232
      Property and equipment ................................         145
      OEM relationships .....................................       2,718
      Core technology .......................................       1,483
      Developed technology ..................................       1,291
      Acquired workforce ....................................         782
      Tradename .............................................         908
      Long-term deferred tax liabilities ....................      (2,873)
      Liabilities assumed ...................................      (6,808)
      Acquired in-process research and development ..........         491
      Goodwill ..............................................      12,531
                                                                 --------
                                                                 $ 14,900
                                                                 ========

    The current assets consist primarily of cash and cash equivalents, marketable securities, accounts receivable and inventory. Liabilities assumed consist principally of trade payables and other liabilities.

    The core and developed technology acquired included the existing networking solutions which have already achieved technological feasibility and are being sold in the marketplace.

    In-process research and development ("IPR&D") consisted of Farallon's next generation network devices which consisted of wireless, HomeLAN, 100/1000 Ethernet and 10Mb Ethernet solutions, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition.

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

    Goodwill and other identifiable intangibles are being amortized on a straight-line basis over the following estimated periods of benefit:

     Goodwill                       5 years
     Core technology                5 years
     Developed technology           3 years
     Acquired workforce             3 years
     OEM relationships              5 years
     Tradename                      4 years

Acquisition of Siemens Development Group

    In September 2000, the Company entered into an agreement to acquire certain assets as well as a 23-person workforce from Siemens AG. ("Siemens"), a German-based electronics entity, in a merger transaction accounted for as a purchase business combination. Siemens has business segments covering the worldwide energy, industry, information and communications, health care, transportation and lighting market segments. The purchase price comprised 500,000 shares of Common Stock valued at approximately $21.3 million. In addition, the Company incurred approximately $525,000 in acquisition-related costs, consisting primarily of professional service fees and other direct transaction costs. The total purchase price, which aggregated approximately $21.8 million, was allocated to the tangible and identifiable intangible assets and goodwill acquired and liabilities assumed on the basis of their fair values as follows (in thousands):

      Property and equipment ................................    $    350
      Acquired workforce ....................................         694
      Liabilities assumed ...................................        (125)
      Acquired in-process research and development ..........       8,040
      Goodwill ..............................................      12,816
                                                                 --------
                                                                 $ 21,775
                                                                 ========

    As of the valuation date, Siemens did not release a commercially viable product based on HomeRF technology, and therefore, there was no core or developed technology.

    In-process research and development ("IPR&D") consisted of Home RF technology, which had not yet reached technological feasibility and had no alternative future use as of the date of acquisition.

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

    Goodwill and other identifiable intangibles are being amortized on a straight-line basis over the following estimated periods of benefit:

     Goodwill                       5 years
     Acquired workforce             3 years

Acquisition of Card Access, Inc.

    In August 2001, the Company entered into an agreement to acquire Card Access, Inc. ("Card Access"), a privately held Utah corporation, in a transaction accounted for as a purchase business combination. Card Access designs and markets IEEE 802.11a wireless networking products. The purchase price was comprised 400,000 shares of Common Stock valued at approximately $3.9 million. In addition, performance incentives could increase the consideration by up to 200,000 shares of Common Stock, through the period ending September 30, 2002, to a total of 600,000 shares. As of December 31, 2001, a total of 440,000 shares, valued at approximately $4.2 million, were issued in relation to this acquisition. The Company incurred approximately $650,000 in acquisition-related costs, consisting primarily of professional service fees and other direct transaction costs. The total purchase price, which aggregated approximately $4.8 million, was allocated to the tangible and identifiable intangible assets and goodwill acquired and liabilities assumed on the basis of their fair values as follows (in thousands):

      Current assets ........................................    $   120
      Property and equipment ................................         62
      Core technology .......................................        369
      Developed technology ..................................         23
      Tradename .............................................        188
      Liabilities assumed ...................................       (806)
      Acquired in-process research and development ..........      1,373
      Goodwill ..............................................      3,513
                                                                 -------
                                                                 $ 4,842
                                                                 =======

    The current assets consist primarily of accounts receivable and inventory. Liabilities assumed consist principally of trade payables and other liabilities.

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

    Identifiable intangible assets are being amortized on a straight-line basis over the following estimated periods of benefit:

    Core technology                               3 years
    Developed technology                          1 year
    Tradename                                     4 years

Purchased In-Process Research and Development

    Purchased in-process research and development consist primarily of acquired technology that has not reached technological feasibility.

    The amount expensed to purchased in-process research and development in 2001 relates to 802.11a technology acquired with the Card Access transaction and was calculated by estimating the fair value of technology currently under development using the income approach, which discounts expected future cash flows to present value.

    The amount expensed to purchased in-process research and development in 2000 relates to in-process technology acquired from the Farallon and Siemens Development Group purchase transactions. The amount of $0.5 million was expensed in the second quarter of 2000 to purchased in-process research and development relates to products acquired from the Farallon purchase transaction and was calculated by estimating fair value of technology currently under development using the income approach, which discounts expected future cash flows to present value. The amount of $8.0 million expensed in the third quarter of 2000 to purchased in-process research and development relates to HomeRF technology acquired from the Siemens Development Group transaction and was calculated by estimating fair value of technology currently under development using the income approach, which discounts expected future cash flows to present value.

    The amount expensed to purchased in-process research and development in 1999 related to developing 5 GHz ultra-broadband wireless technology. The amount of $5.9 million expensed in the fourth quarter of 1999 to purchased in-process research and development relates to products acquired in the Wavespan purchase transaction and was calculated by estimating fair value of technology currently under development using the income approach, which discounts expected future cash flows to present value.

    The following table summarized the key assumptions underlying the valuation for its purchase acquisitions completed in 2001, 2000 and 1999 (in thousands).

                                                          Estimated Cost to        Risk- Adjusted
                                                               complete         Discount Rate for In-
                                                          Technology at Time    Process Research and
Acquired Company                              Year          of Acquisition          Development
----------------                              ----        -------------------   ---------------------
Card Access .............................     2001               $  125                 30.0%
Siemens Development Group ...............     2000               $1,728                 30.0%
Farallon ................................     2000               $  149                 24.0%
WaveSpan ................................     1999               $  580                 40.0%

    The Company does not expect to achieve a material amount of expense reductions or synergies as a result of integrating the acquired in-process technology. Therefore, the valuation assumptions do not include any anticipated synergies or cost saving associated with the transaction. The Company expects that products incorporating the acquired technology will be completed and begin to generate cash flows between six to nine months after integration. Actual results have been consistent in all material respects, with its assumptions at the time of acquisitions except for its Farallon acquisition, which has been impaired and written-down.

    Development of this technology remains a significant risk due to the remaining effort to achieve technological feasibility, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats. The nature of the efforts to develop the acquired technology into commercially viable products consists principally of developing a new operating system, developing a new processor and interface, planning and testing activities necessary to determine that the product can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share, or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on the value of assets acquired.

NOTE 6 -- PROVISION FOR EXCESS AND OBSOLETE INVENTORY:

     The Company recorded a provision for excess and obsolete inventory, including purchase commitments, totaling $50 million during 2001, of which $41.5 million related to excess inventory and $8.5 million related to purchase commitments. The excess and obsolete inventory provisions related to raw materials, work-in-process and finished goods totaling $29.2 million, $8.0 million and $4.3 million, respectively. Inventory purchases and commitments are based upon future sales forecast. This additional excess inventory charge was calculated based on the inventory levels in excess of 12-month demand for each specific product family. Purchase commitments totaling $8.5 million were paid as of December 31, 2001. The following is a summary of the movements in the provision for excess and obsolete inventory during the year ended December 31, 2001 (in thousands):

  Provision for excess and obsolete inventory:
     Beginning balance at December 31, 2000  ....................    $  7,134
     Additional provision for excess and obsolete inventory .....      41,500
     Inventory scrapped .........................................     (21,741)
                                                                     --------
     Ending balance at December 31, 2001  .......................    $ 26,893
                                                                     ========

    The Company recorded a provision for inventory totaling $1.9 million during the second quarter of 2000 related to first generation IEEE 802.11 inventories that were subsequently scrapped in 2001.

NOTE 7 -- TERMINATED MERGER COSTS AND LEGAL EXPENSE RELATED TO INTELLECTUAL PROPERTY RIGHTS:

    In the first quarter of 2001, the Company recorded a charge of $2,950,000 for expenses related to the termination of the proposed merger with Netopia and a charge of $2,600,000 for legal expenses related to actions taken to protect the Company's intellectual property rights for direct sequence wireless local area networking technology. These charges had been paid as of December 31, 2001 and recorded as selling, general and administrative expenses.

NOTE 8 -- RESTRUCTURING CHARGES:

    Restructuring charges of $13.6 million were recorded in 2001 related to a reduction in workforce of 146 employees, termination of service agreements and closing certain facilities. The Company paid $2.4 million of the restructuring charges in 2001 related to severance payments, terminated service agreements and lease payments for closed facilities and accrued $11.2 million related to committed future lease payments for closed facilities, net of estimated future sublease receipts, and are classified as follows as of December 31, 2001 (in thousands):

    Restructuring charges, current portion .....................    $ 1,454
    Restructuring charges, long-term portion ...................      9,727
                                                                    -------
                                                                    $11,181
                                                                    =======

NOTE 9 -- IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS:

    In the second quarter of 2001, due to the recent significant decline in forecasted revenue, the Company made a complete assessment of the carrying value of all goodwill and purchased intangibles in accordance with SFAS No. 121. Specifically, the Company reviewed the acquired assets related to its three purchase acquisitions: WaveSpan (December 1999); Farallon (June 2000); and Siemens Development Group (September 2000).

    When assessing whether or not an impairment exists the Company reviewed the projected cash flows over the life of each of the acquired assets, to the extent that such cash flows are separately identifiable. The income approach values an asset based on the earnings capacity of the asset based on the future cash flows that could potentially be generated by the asset over its estimated remaining life. If the sum of the cash flows (undiscounted) attributable to the intangible assets is greater than the book value of the intangible assets, then no impairment exists and no additional analysis is performed. However if the sum of the cash flows (undiscounted) attributable to the intangible assets is less that the book value of the intangible assets then the present value of the cash flows over the life of the assets are aggregated. The impairment is then calculated by deducting the present value of the cash flows from the carrying value of the intangible assets.

    During the second quarter of 2001, because of the recent significant decline in forecasted revenue, the Company took a charge for the impairment of goodwill and purchased intangible assets related to the Farallon purchase transaction. An impairment charge of $10.4 million was recorded in the second quarter of 2001, measured as the amount by which the carrying amount for goodwill and purchased intangible assets exceeded the present value of the estimated future cash flows.

NOTE 10 -- INVESTMENTS AND IMPAIRMENTS:

     The following table summarizes the activities in the Company's portfolio of cost method investments in 2001 and the carrying value as of December 31, 2000 and 2001 (in thousands):

                                               DECEMBER 31,                                                  DECEMBER 31,
                                                  2000                                                           2001
                                                 CARRYING                                                      CARRYING
                                                  VALUE        INVESTED        PROCEEDS       IMPAIRMENT         VALUE
                                               -----------     --------        --------       ----------     ------------
802.11a chipset company ...................       $   --         $2,000         $    --         $    --         $2,000
Broadband gateway company .................        4,000          1,000             400           4,600             --
Mobile wireless service provider ..........        5,000             --              --           5,000             --
Wireless Internet appliances company ......           --          1,000              --           1,000             --
Fixed wireless service provider ...........           --            500              --             500             --
                                                  ------         ------         -------         -------         ------
                                                  $9,000         $4,500         $   400         $11,100         $2,000
                                                  ======         ======         =======         =======         ======

    During the second quarter of 2001, the Company made a private equity investment with other investors in a company developing IEEE 802.11a chipsets. The Company made this investment to help finance the development of key technology for the next-generation high-speed wireless LAN products. The investment was recorded at cost and the Company concluded that this investment is not impaired. This conclusion was based on its progress in developing the product and the expression of interest in the company by other investors. The Company believes that they will receive sufficient funding from other investors to complete its development stage activities and achieve positive cash flow in the near future.

    The Company originally invested in the broadband gateway company in order to expand the adoption of its products in the consumer and small office markets. During the first quarter of 2001 the Company invested $1.0 million in the broadband gateway company as part of a convertible note, or bridge financing. Because the bridge financing in which other investors participated was dilutive to prior financings and because of the decline in the overall market conditions for broadband gateway companies, the Company determined that its original investment was impaired. The Company concluded that the impairment was other-than-temporary, and recorded an impairment charge of $2.0 million during the quarter ended March 31, 2001. The impairment charge reduced the carrying value of the investment to the estimated fair value based on the terms of the recent bridge financing. In

September 2001 the broadband gateway company entered into an agreement to be acquired and this resulted in an additional impairment charge of $2.6 million to reflect the proceeds from the sale.

    The Company originally invested in the mobile wireless service provider in order to open new markets for the use of wireless LANs in airports, hotels and other public places and expand the adoption of its products. During the first quarter of 2001, as the result of a bridge financing in which other investors participated that was dilutive to prior financings as well as the significantly reduced availability of private placement funding for wireless service providers, the Company determined that the carrying value of its investment was impaired. The Company concluded that the impairment was other-than-temporary and recorded an impairment charge of $2.7 million during the quarter ended March 31, 2001. The impairment charge reduced the carrying value of the investment to the estimated fair value based on the terms of the recent bridge financing. In early October 2001 the mobile wireless service provider filed for bankruptcy which resulted in an additional impairment charge of $2.3 million, in the third quarter of 2001, to write off the remaining balance of the investment.

    The Company originally invested in the wireless Internet appliances company in order to open new markets for the use of wireless technology in Internet appliances using Symphony HomeRF technology. During the second quarter of 2001, the Company invested $1.0 million in the wireless Internet appliances company as part of a private equity financing in which other investors participated. The wireless Internet appliances company is a development stage company with significant risks. As of September 30, 2001 the wireless Internet appliances company had spent a significant portion of its funding on operating activities and the Company determined that the carrying value of this investment was impaired. Because of the downturn in the demand for telecommunications products and the decrease in funding of telecommunication start-up companies, the Company believes that there is significant uncertainty whether the company will be able to raise additional funding for operations and achieve positive cash flow. The Company concluded that the impairment was other-than-temporary and recorded an impairment charge of $0.5 million during the second quarter ended of 2001 and $0.5 million in the third quarter of 2001. The impairment charge reduced the carrying value of the investment to the estimated fair value based on the extent the company had used the funds.

    The Company originally invested in the fixed wireless service provider in order to expand the adoption of its products in the building-to-building fixed wireless market. During the second quarter of 2001, the Company invested $0.5 million in the fixed wireless service provider as seed funding secured by a convertible note that converts upon closing of the company's first equity financing. As of June 30, 2001, the fixed wireless service provider had spent all of the funding on operating activities and the Company determined that the carrying value of this investment was impaired. The Company concluded that the impairment was other-than-temporary and recorded an impairment charge of $0.5 million during the second quarter ended June 30, 2001. The impairment charge reduced the carrying value of the investment to the estimated fair value based on the extent the company had used the funds.

    In addition to the $11.1 million impairment charges described above, the Company recorded an impairment charge on its marketable security investment in a wireless services company listed in Canada of $1.0 million which reflected an other-than-temporary decline in value based on a sustained reduction in the quoted market price which was less than its investment cost. As a result, the Company's total impairment charge on equity investments in 2001 was $12.1 million.

    As of December 31, 2001 the carrying value in the Company's investment portfolio represents the $2.0 million investment in the 802.11a chipset company made in the second quarter of 2001. If this company raises additional capital on a dilutive basis, or if the results of operations and financial condition of this company start to decline, and the market conditions do not improve, the Company may incur an impairment charge on this investment in the future.

NOTE 11 -- INCOME TAXES:

    The provision for income taxes consists of the following (in thousands):

                                         YEAR ENDED DECEMBER 31,
                                     -------------------------------
                                      2001        2000        1999
                                     -------     -------     -------
          Current:
            Federal .............    $    --     $ 6,862     $ 4,355
            State ...............         --         953         813
                                     -------     -------     -------
                                          --       7,815       5,168
                                     -------     -------     -------
          Deferred:
            Federal .............      4,350      (4,804)       (238)
            State ...............        693      (1,339)        (38)
                                     -------     -------     -------
                                       5,043      (6,143)       (276)
                                     -------     -------     -------
                                     $ 5,043     $ 1,672     $ 4,892
                                     =======     =======     =======

    The tax provision reconciles to the amount computed by applying the U.S. federal statutory rate to income (loss) before taxes as follows (in thousands):

                                                                      YEAR ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                    2001        2000        1999
                                                                  --------     -------     -------
Tax (benefit) at federal statutory rate ......................    $(35,965)    $ 1,329     $ 1,821
State taxes (benefits), net of federal tax benefit ...........      (4,778)        112         276
Research and development credits .............................          --      (1,069)       (720)
Non-deductible goodwill and
  intangibles assets .........................................       5,954       1,180       2,058

Permanent difference related to equity
 investments expensed for financial
 reporting purpose ...........................................         866         175       1,246
Valuation allowance ..........................................      39,443          --          --
Other ........................................................        (477)        (55)        211
                                                                  --------     -------     -------
                                                                  $  5,043     $ 1,672     $ 4,892
                                                                  ========     =======     =======

    Net deferred tax assets comprise the following (in thousands):

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                        2001        2000
                                                                      --------     -------
Net deferred tax assets:
  Net operating loss and credit carryforwards ....................    $ 24,275     $ 2,084
  Capitalized research and development costs .....................       1,547         571
  Depreciation and amortization ..................................       4,133       3,795
  Accrued expenses and reserves ..................................      29,274       2,400
                                                                      --------     -------
  Total deferred tax assets ......................................      59,229       8,850
  Deferred tax liabilities related to intangible assets ..........      (2,698)     (3,807)
                                                                      --------     -------
  Gross deferred tax assets ......................................      56,531     $ 5,043
                                                                      ========     =======
Valuation allowance ..............................................     (56,531)         --
                                                                      --------     -------
Net deferred tax assets ..........................................    $     --     $ 5,043
                                                                      ========     =======

    As of December 31, 2001, the Company's federal and state net operating loss carryforwards for income tax purposes were approximately $54 million and $11 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2019 and the state net operating loss carryforwards will begin to expire in 2009. The Company's federal and state research tax credit carryforwards for income tax purposes were approximately $2.5 million and $3.5 million, respectively. If not utilized the federal tax credit carryforwards will begin to expire in 2012. The Company has a valuation allowance of $56 million as of December 31, 2001 for deferred tax assets because of uncertainty regarding their realization.

    Deferred tax assets of approximately $17 million as of December 31, 2001 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefits of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction to the income tax provision.

NOTE 12 - NET INCOME (LOSS) PER SHARE:

    The following table is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations:

                                                                       YEAR ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                    2001         2000       1999
                                                                  ---------     -------    -------
                                                                       (IN THOUSANDS, EXCEPT
                                                                           PER SHARE DATA)
Net income (loss) available to Common Stockholders ...........    $(107,799)    $ 2,149    $   409
                                                                  =========     =======    =======
Weighted average common shares ...............................       27,860      25,868     22,968
                                                                  =========     =======    =======
Basic net income (loss) per share ............................    $   (3.87)    $  0.08    $  0.02
                                                                  =========     =======    =======
Net income (loss) available to Common Stockholders ...........    $(107,799)    $ 2,149    $   409
                                                                  =========     =======    =======
Weighted average common shares ...............................       27,860      25,868     22,968
Dilutive common stock equivalents ............................           --       3,065      2,728
                                                                  ---------     -------    -------
Weighted average common shares and equivalents ...............       27,860      28,933     25,696
                                                                  =========     =======    =======
Diluted net income(loss) per share ...........................    $   (3.87)    $  0.07    $  0.02
                                                                  =========     =======    =======

    For the year ended December 31, 2001 net loss per share was computed using the weighted average number of ordinary shares outstanding during the period. Net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options and warrants would be anti-dilutive. For the years ended December 31, 2000 and 1999 options to purchase 40,000 and 416,000 shares of common stock were excluded from the diluted net income per share calculations. For the year ended December 31, 1999 warrants to purchase 363,428 shares of common stock were excluded from the diluted net income per share calculations. For the year ended December 31, 2000 and 1999 the options and warrants were anti-dilutive because the exercise prices were greater than the average market price of the common shares during the respective periods.

NOTE 13 -- STOCKHOLDERS' EQUITY:

Preferred Stock

    In December 1993, the stockholders approved a class of Preferred Stock consisting of 5,000,000 shares, at a par value of $.001 per share, issuable in series and having such rights, preferences, privileges and restrictions as may be determined by the Board of Directors. As of December 31, 2001, no Preferred Stock had been issued.

Preferred Share Purchase Rights

    In March 1997, the Company declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding share of its Common Stock. Each right will entitle stockholders to buy one one-thousandth of a share of its Series A Participating Preferred Stock at an exercise price of $115.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of its Common Stock or announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $0.001 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of its Common Stock.

    If, prior to redemption of the Rights, a person or group acquires 15% or more of its Common Stock, each Right not owned by a holder of 15% or more of the Common Stock will entitle its holder to purchase, at the Right's then current exercise price, that number of shares of Common Stock of the Company (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a market value at that time of twice the Right's exercise price. If, after the tenth day following acquisition by a person or group of 15% or more of its Common Stock, the Company will sell more than 50% of its assets or earning power or be acquired in a merger or other business combination transaction, the acquiring person must assume the obligations under the Rights and the Rights will become exercisable to acquire Common Stock of the acquiring person at the discounted price. At any time after an event triggering exercisability of the Rights at a discounted price and prior to the acquisition by the acquiring person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than those owned by the acquiring person or its affiliates) for Common Stock of the Company at an exchange ratio of one share of Common Stock per Right.

Warrants

    On April 27, 1999 the Company issued a warrant to one Common Stockholder in conjunction with the issuance of 640,000 shares of its Common Stock at a price of $15.63 per share. The warrant entitles the shareholder to purchase an aggregate of 192,000 shares of Common Stock at a price of $22.50 per share. The warrant will expire on April 28, 2002. At December 31, 2001, no warrants were exercised.

    On June 2, 1999 the Company issued a warrant to one Common Stockholder in conjunction with the issuance of 571,428 shares of its Common Stock at a price of $17.50 per share. The warrant entitles the shareholder to purchase an aggregate of 171,428 shares of Common Stock at a price of $25 per share. The warrant will expire on June 2, 2002. At December 31, 2001, no warrants were exercised.

    In November 2001, the Company completed a $30.0 million private placement of shares of Common Stock and warrants to institutional investors. In connection with the private placement, the Company issued 3,643,415 shares of Common Stock and warrants to purchase 816,124 additional shares of common stock at an exercise price of $12.95. The warrants will expire on November 27, 2005. At December 31, 2001, no warrants were exercised.

NOTE 14 - STOCK PLANS:

1986 Stock Option Plan

    The Company's 1986 Stock Option Plan, or the 1986 Plan, provides for the grant of stock options to employees and consultants at prices not less than 85% of the fair market value of its Common Stock on the date of grant. The options terminate ten years after the date of grant. All options granted have exercise prices equal to the fair market value of its Common Stock on the dates of grant. An aggregate of 4,544,176 shares of Common Stock were reserved for issuance pursuant to the 1986 Plan. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 48-month period. The 1986 Plan (but not outstanding options issued thereunder) terminated by its terms on March 20, 1996.

1995 Long-Term Incentive Plan

    In April 1995, the Company established the 1995 Long-Term Incentive Plan, or the 1995 Plan, and reserved 500,000 shares of Common Stock for issuance to employees, consultants and officers upon the exercise of awards granted thereunder. In March 1996, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 2,000,000 shares to an aggregate of 2,500,000 shares. In May 1997, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 1,000,000 shares to an aggregate of 3,500,000 shares. In May 1998, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 1,000,000 shares to an aggregate of 4,500,000 shares. In May 1999, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 1,800,000 shares to an aggregate of 6,300,000 shares. In May 2000, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1995 Plan by 2,000,000 shares to an aggregate of 8,300,000 shares. The 1995 Plan provides for the grant of awards in the form of stock options, restricted stock, performance shares, restricted stock units, and stock unit awards to employees, consultants and officers at prices not less than 100% of the fair market value of our Common Stock on the date of grant. The options terminate ten years after the date of grant. Through December 31, 1999, only stock options have been granted under the 1995 Plan and all such options have been granted with exercise prices equal to the fair market value of the stock at the dates of grant. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 48-month period.

1999 Nonstatutory Stock Option Plan

    In November 1999, the Company established the 1999 Nonstatutory Stock Option Plan, or the 1999 Plan, and reserved 800,000 shares of Common Stock for issuance to employees and officers upon exercise of awards granted thereunder. In July 2000, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1999 Plan by 1,000,000 shares to an aggregate of 1,800,000 shares. In October 2000, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1999 Plan by 700,000 shares to an aggregate of 2,500,000 shares. In January 2001, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1999 Plan by 500,000 shares to an aggregate of 3,000,000 shares. In October 2001, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1999 Plan by 5,000,000 shares to an aggregate of 8,000,000 shares. The 1999 Plan provides for the grant of awards in the form of stock options, restricted stock, performance shares, restricted stock units, and stock unit awards to employees and officers at prices not less than 100% of the fair market value of its Common Stock on the date of grant. The options terminate ten years after the date of grant. Through December 31, 2001, only stock options have been granted under the 1999 Plan and all such options have been granted with exercise prices equal to the fair market value of the stock at the dates of grant. Unless otherwise provided for by the Board of Directors, the options are exercisable only upon vesting. Options generally vest ratably over a 48-month period.

1994 Director Option Plan

In May 1994, the Company adopted the 1994 Director Option Plan, or the Directors' Plan, which provides for the grant of stock options to directors at the fair market value of its Common Stock on the date of grant. The options terminate 10 years after the date of grant. All options granted have been at the fair market value of its Common Stock at the dates of grant. In May 1997, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1994 Director Option Plan by 200,000 shares to an aggregate of 400,000 shares. In May 1999, the Board of Directors increased the number of shares of Common Stock authorized for issuance under the 1994 Director Option Plan by 200,000 shares to an aggregate of 600,000 shares. Options granted under the Directors' Plan are exercisable only upon vesting. Grants made prior to January 1, 1996 vest ratably over a 48-month period, and grants made on or after January 1, 1996 fully vest one year from the date of grant.

    The following table summarizes stock option activity under its stock option plans (shares in thousands):

                                             SHARES       OPTIONS     WEIGHTED AVERAGE
                                           AVAILABLE    OUTSTANDING   EXERCISED PRICE
                                           ---------    -----------   ---------------
Balance at December 31, 1998 .........          428         5,232            5.35
Shares authorized ....................        2,800            --
Options granted ......................       (1,772)        1,772           20.28
Options exercised ....................           --        (1,726)           4.70
Options canceled .....................          196          (202)           6.70
                                             ------        ------
Balance at December 31, 1999 .........        1,652         5,076           10.72
Shares authorized ....................        3,700            --
Options granted ......................       (1,600)        1,600           31.76
Options exercised ....................           --        (1,432)           5.41
Options canceled .....................          733          (746)          21.37
                                             ------        ------
Balance at December 31, 2000 .........        4,485         4,498           17.87
Shares authorized ....................        5,500            --
Options granted ......................       (5,396)        5,396            7.11
Options exercised ....................           --          (300)           4.16
Options canceled .....................        1,025        (1,045)          22.75
                                             ------        ------
Balance at December 31, 2001 .........        5,614         8,549           10.98
                                             ======        ======

    At December 31, 2001, 2000 and 1999, options for 2,156,000, 1,331,000 and
1,302,000 shares of common stock, respectively, were vested but not exercised.

    The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2001 (shares in thousands):

                              OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                      ------------------------------------   -------------------------
                                    WEIGHTED
                                     AVERAGE     WEIGHTED                   WEIGHTED
                                    REMAINING     AVERAGE                    AVERAGE
RANGE OF EXERCISE        NUMBER    CONTRACTUAL   EXERCISE      NUMBER       EXERCISE
     PRICES           OUTSTANDING     LIFE         PRICE     EXERCISABLE      PRICE
-----------------     -----------  -----------   ---------   -----------   -----------
$ 0.38 -- $ 5.81           712         5.15        $ 5.07        702          $ 5.07
$ 6.06 -- $ 8.88         5,626         9.56        $ 6.69        362          $ 6.34
$ 9.00 -- $16.13           396         7.90        $10.32        184          $11.16
$18.19 -- $30.60           980         7.76        $18.46        522          $18.62
$30.78 -- $55.00           835         8.52        $36.44        386          $36.54
                           ---         ----        ------      -----          ------
$ 0.38 -- $55.00         8,549         8.81        $10.98      2,156          $14.72
                         =====                                 =====

1993 Employee Stock Purchase Plan

    In September 1993, the Company established the 1993 Employee Stock Purchase Plan, or the Purchase Plan. The Company initially reserved 400,000 shares of Common Stock for issuance to employees under the Purchase Plan. In March 1996, its Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase Plan by 400,000 shares to an aggregate of 800,000 shares. In May 1997, its Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase Plan by 400,000 shares to an aggregate of 1,200,000 shares. In May 1998, its Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase Plan by 400,000 shares to an aggregate of 1,600,000 shares. In May 2000, its Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase Plan by 400,000 shares to an aggregate of 2,000,000 shares. In May 2001, its Board of Directors increased the number of shares of Common Stock reserved for issuance under the Purchase

Plan by 400,000 shares to an aggregate of 2,400,000 shares. Under the Purchase Plan, an eligible employee may purchase shares of Common Stock from the Company through payroll deductions of up to 10% of his or her total compensation, at a price per share equal to 85% of the lesser of the fair market value of its Common Stock at the first day or last day of each six-month offering period. Offering periods commence on August 15 and February 15. During 2001, 2000 and 1999, the Company issued 61,660, 102,739 and 135,866 shares, respectively, of Common Stock under the Purchase Plan.

Pro Forma Net Income (Loss) and Net Income (Loss) Per Share

    The weighted average estimated grant date fair value, as defined by SFAS No. 123, for stock options granted under its stock option plans during 2001, 2000 and 1999 was $4.22, $35.81 and $11.94 per share, respectively. The weighted average estimated grant date fair value of stock purchase rights granted pursuant to its employee stock purchase plan during 2001, 2000 and 1999 was $16.70, $9.03 and $5.71 per share, respectively. The estimated grant date fair value disclosed by the Company is calculated using the Black-Scholes option pricing model. The Black-Scholes model, as well as other currently accepted option valuation models, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from its stock option and purchase awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

    The following weighted average assumptions are included in the estimated grant date fair value calculations for its stock option and purchase awards:

                                                    2001      2000      1999
                                                   -----     -----     -----
   Stock option plans:
     Expected dividend yield ..................      0.0%      0.0%      0.0%
     Expected stock price volatility ..........     95.8%    102.9%     91.0%
     Risk free interest rate ..................     2.33%     6.11%     5.53%
     Expected life (years) ....................     3.00      3.00      3.00

                                                    2001      2000      1999
                                                   -----     -----     -----
   Stock purchase plan:
     Expected dividend yield ..................      0.0%      0.0%      0.0%
     Expected stock price volatility ..........    117.0%    120.9%     87.0%
     Risk free interest rate ..................     2.33%     6.17%     4.99%
     Expected life (years) ....................      0.5       0.5       0.5

    Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS No. 123, for awards granted under its stock option plans and stock purchase plan, the net income (loss) and net income (loss) per share would have been changed to the pro forma amounts below for the years ended December 31, 2001, 2000 and 1999 (in thousands, except per share amounts):

                                                            2001         2000         1999
                                                         ---------     --------     --------
Net income (loss) as reported .......................    $(107,799)    $  2,149     $    409
Pro forma net income (loss) .........................    $(114,778)    $ (9,231)    $ (3,832)
Diluted net income (loss) per share as reported .....    $   (3.87)    $   0.07     $   0.02
Pro forma diluted net income (loss) per share .......    $   (4.77)    $  (0.33)    $  (0.16)

    The pro forma effect on net income (loss) and net income (loss) per share for 2001, 2000 and 1999 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

NOTE 15 -- CONCENTRATION OF CREDIT RISKS

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and trade accounts receivable. The Company places its cash and cash equivalents and marketable securities primarily in market rate accounts and highly rated commercial paper. Its policy limits the amount of credit exposure to any one financial institution or commercial issuer. The carrying amounts of certain of its other financial instruments including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

    The Company generally extends 30-day credit terms to its customers, which is consistent with industry business practices. The Company performs ongoing credit evaluations of its customers' financial condition, the Company restricts available credit to slow paying customers, the Company holds shipments to customers that are not making payments, the Company requires advance payment from customers that have not met prior commitments, and, generally, requires no collateral from its customers. The Company recorded a $2.0 million charge in the second quarter of 2001 to increase its allowance for doubtful accounts as the result of a sudden deterioration of its accounts receivable, particularly the over 90 day accounts. In addition, the Company recorded a $2.5 million charge in the third quarter of 2001 due to continued deterioration of its accounts receivable aging. During the fourth quarter of 2001 the Company wrote off 11 customer accounts totaling $1.7 million which were deemed uncollectible. All sales transactions are denominated in U.S. dollars.

     In 2001, no individual customer represented 10% or more of total revenue. During 2000, revenue from one customer represented 12% of total revenue. During 1999, revenue from one customer represented 30% of total revenue.

    At December 31, 2001, outstanding receivables from one customer represented 13% of gross receivables. At December 31, 2000, outstanding receivables from one customer represented 18% of gross receivables.

NOTE 16 -- LEGAL PROCEEDINGS:

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

    On August 8, 2001, Proxim filed an amended answer and counterclaim, further seeking damages for violation of the antitrust laws of the United States.

    On December 13, 2001, Proxim filed a second amended answer and counterclaim, seeking to add Agere's parent, Agere Systems, Inc., as a party.

    On December 4, 2001, Symbol filed suit in the U.S. District Court for the District of Delaware alleging that Proxim infringes four Symbol patents related to systems for packet data transmission. Symbol is seeking an award for unspecified damages and a permanent injunction against Proxim based on alleged patent infringement counterclaims. On December 18, 2001 Proxim filed an answer and counterclaims seeking declaratory judgments for non-infringement, invalidity and unenforceability of the four asserted Symbol patents, injunctive and monetary relief for Symbol's infringement of a Proxim patent, monetary relief for Symbol's false patent marking, and injunctive and monetary relief for Symbol's unfair competition under the Lanham Act, common law unfair competition and tortious interference.

    The results of any litigation matter are inherently uncertain. In the event of any adverse decision in the described legal actions or any other related litigation with third parties that could arise in the future with respect to patents or other intellectual property rights relevant to its products, the Company could be required to pay damages and other expenses, to cease the manufacture, use and sale of infringing products, to expend significant resources to develop non-infringing technology, or to obtain licenses to the infringing technology. These matters are in the early stages of litigation and, accordingly, the Company cannot make any assurance that these matters will not materially and adversely affect the business, financial condition, operating results or cash flows.

NOTE 17 -- COMMITMENTS:

    The company occupies its facilities under several non-cancelable operating lease agreements which expire in August 2009 and March 2006, respectively, and require payment of property taxes, insurance, maintenance and utilities. Total rental expense related to these operating leases were $4,808,000, $4,089,000 and $2,074,000 for 2001, 2000 and 1999, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2001 were as follows (in thousands):

         YEARS ENDING DECEMBER 31,
           2002............................................     $ 4,945
           2003............................................       5,175
           2004............................................       5,584
           2005............................................       5,289
           2006............................................       4,324
           thereafter......................................      10,888
                                                                -------
               Total minimum lease payments................     $36,205
                                                                =======

    During 2000 and 2001, the Company subleased its facilities to third parties under non-cancelable sublease rent agreements, which expire in September 2001 and September 2002, respectively. Total sublease rent income for the year ended December 31, 2001 and December 31, 2000 was $2,855,000 and $3,019,000,
respectively. Total sublease rent income for the year ending December 31, 2002 will be $1,667,000.

    During the year ended December 31, 2001, the Company recorded a restructuring charge relating to the committed future lease payments for closed facilities, net of estimated future sublease receipts, of $11.2 million, which are included in the above disclosures.

NOTE 18 - SUBSEQUENT EVENT:

     On January 16, 2002, the Company entered into a definitive merger agreement with Western Multiplex Corporation ("Western Multiplex"). Under the terms of the merger agreement, each outstanding share of the Company's Common Stock will be converted into 1.8896 shares of Western Multiplex common stock, resulting in an aggregate purchase price of approximately $275 million, based on the average of the closing prices of Western Multiplex common stock on the day of, and the two days before and after the companies reached agreement and the proposed transaction was announced. The acquisition will be accounted for as a purchase transaction, with Western Multiplex as the accounting acquirer, and is expected to be completed during the first calendar quarter or early in the second calendar quarter of 2002. The completion is subject to approvals from regulatory authorities, the stockholders of the Company and Western Multiplex and customary closing conditions.

INTERIM FINANCIAL INFORMATION (UNAUDITED):

     The following table reflects the Company's unaudited quarterly statement of operations data for each of the eight quarters in the period ended December 31, 2001. The Company believes that the historical quarterly information has been prepared substantially on the same basis as the audited financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results of operations data.

                                                                               QUARTER ENDED
                                      MARCH 31, JUNE 30,  SEPTEMBER 30, DECEMBER 31, MARCH 31,  JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                        2000      2000        2000         2000         2001      2001        2001          2001
                                      --------- --------  ------------- ------------ ---------  --------  ------------- ------------
                                                                     (In thousands, except per share data)
Revenue .............................  $20,051   $24,523    $ 29,297      $33,627     $ 29,501  $ 23,250    $ 16,084      $ 16,701
Gross profit (loss) .................  $ 9,125   $ 8,972    $ 12,812      $15,226     $ 13,286  $(34,796)   $   (572)     $  5,419
Net income (loss) ...................  $ 2,216   $   505    $ (2,542)     $ 1,970     $ (7,294) $(64,457)   $(20,046)     $(16,002)
Basic net income (loss) per share(1).  $  0.09   $  0.02    $  (0.10)     $  0.07     $  (0.27) $  (2.38)   $  (0.73)     $  (0.53)
Diluted net income (loss) per share .  $  0.08   $  0.02    $  (0.10)     $  0.07     $  (0.27) $  (2.38)   $  (0.73)     $  (0.53)
                                       =======   =======    ========      =======     ========  ========    ========      ========

(1) See Notes 2 and 12 to the Financial Statements for a detailed explanation of the determination of the shares used in computing basic and diluted net income (loss) per share.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

10.a. The following table sets forth certain information concerning the members of our Board of Directors as of December 31, 2001:

                                                                                                           DIRECTOR
NAME, PRINCIPAL OCCUPATION AND DIRECTORSHIPS                                                 AGE            SINCE
--------------------------------------------                                                 ---           --------
David C. King                                                                                42              1993
   Mr. King joined Proxim in December 1992 as Vice President of Marketing and
   Acting Chief Financial Officer, in July 1993 was appointed President, Chief
   Executive Officer and director, and in January 1996 was appointed Chairman of the Board. From December 1990 to November 1992, Mr. King served in various executive capacities at Vitalink Communications Corporation, a LAN internetworking subsidiary of Network Systems Corporation, most recently as
   Vice President of Marketing and General Manager of Customer Service. From
   1985 to 1990, Mr. King was Senior Manager in the San Francisco office of
   McKinsey & Company, Inc., a management consulting firm, where he was a member of the firm's high technology and health care practices. Mr. King holds an
   A.B. in Economics, as well as M.B.A. and J.D. degrees, all from Harvard
   University.

Raymond Chin                                                                                 48              1991
   Dr. Chin became a director of the Company in April 1991 and served as Chairman of the
   Board from September 1991 until January 1996. Since July 1994, Dr. Chin has served as
   Chairman of the Board of GWcom, Inc., and was appointed Chief Executive Officer in
   July 1996. From January 1995 to June 1996, Dr. Chin served as a general partner of
   Alpine Technology Ventures, a venture capital firm. From May 1990 to January 1995,
   Dr. Chin served as a general partner of MK Global Ventures, a venture capital firm.
   From June 1984 to May 1990, Dr. Chin served in various investment and strategic planning management positions at Ameritech Development Corporation, a subsidiary of
   Ameritech Corporation, a regional Bell operating company. Dr. Chin holds B.S., M.S.
   and Ph.D. degrees in Electrical Engineering from the University of Illinois,
   Champaign-Urbana.

Leslie G. Denend                                                                             60              1996
   Mr. Denend became a director of the Company in March 1996.  From December 1997 to
   March 1998, Mr. Denend served as President of Networks Associates, Inc., the corporation resulting from the merger of Network General Corporation with McAfee
   Associates, Inc.  From June 1993 to December 1997, Mr. Denend was Chief Executive
   Officer and President of Network General Corporation. Mr. Denend holds a B.S. from the U. S. Air Force Academy and a Ph.D. in Economics and an MBA from Stanford
   University.  Mr. Denend currently serves as a director of Exponent, Inc., Network
   Associates, Inc. and Rational Software Corporation.

Jeffrey D. Saper                                                                             53              1997
   Mr. Saper became a director of the Company in December 1997. Mr. Saper has been a partner of the law firm Wilson Sonsini Goodrich & Rosati, Professional Corporation,
   since 1980.  Mr. Saper holds a B.A. and a J.D. from New York University.  Mr. Saper also serves as Secretary to the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file certain reports of ownership and changes in ownership of the Company's equity securities with the SEC and with the National Association of Securities Dealers, Inc. Such officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. All reports required to be filed during fiscal year 2001 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were filed on a timely basis.

10.b. Information with respect to executive officers is included at the end of
      PART I, Item 1 on page 20 of this Report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table shows, as to the Company's "Named Executive Officers," information concerning compensation paid for services to the Company in all capacities during the fiscal years ended December 31, 1999, December 31, 2000 and December 31, 2001.

                                                                                                LONG-TERM
                                                            ANNUAL COMPENSATION               COMPENSATION
                                                  ---------------------------------------     -------------
                                                                             OTHER ANNUAL     STOCK OPTIONS
                                                  YEAR   SALARY   BONUS(1)   COMPENSATION       GRANTED(#)
                                                  ----  --------  --------   ------------     -------------
David C. King.............................        2001  $290,462       --          --            800,000
   Chairman, President and Chief                  2000   294,231       --          --                 --
   Executive Officer                              1999   273,269  110,000          --             60,000
Keith E. Glover...........................        2001   177,231       --          --            300,000
   Vice President of Finance and                  2000   180,192       --          --                 --
   Administration, Chief Financial Officer        1999   175,249   52,500          --             30,000

----------

(1) Bonuses related to operating achievements and financial performance during 1999 were paid in January 2000.

STOCK OPTION GRANTS AND 2001 YEAR-END OPTION VALUES

    The following tables set forth the stock options granted to the Named Executive Officers under the Company's stock option plans. No options were exercised by such Named Executive Officers during the fiscal year ended December 31, 2001.

                           STOCK OPTION GRANTS IN 2001

                                                     INDIVIDUAL GRANTS
                                         ---------------------------------------------------   POTENTIAL REALIZABLE VALUE
                                                        PERCENT OF                              ASSUMED ANNUAL RATES OF
                                                       TOTAL OPTIONS   EXERCISE                 STOCK PRICE APPRECIATION
                                                        GRANTED TO        OR                      FOR OPTION TERM(2)
                                         OPTION/SARS   EMPLOYEES IN   BASE PRICE  EXPIRATION   -------------------------
NAME                                      GRANTED(1)    FISCAL YEAR   ($/SHARE)      DATE          5%($)         10%($)
----                                     ------------  ------------   ----------  ----------   ----------     ----------
David C. King.......................        800,000       15.25%         $6.72      11/5/11    $3,380,938     $8,567,959
Keith E. Glover.....................        300,000        5.72           6.72      11/5/11     1,267,852      3,212,985

----------

(1) The Company did not grant SARs in fiscal 2001. 1,100,000 options to purchase shares of the Company's Common Stock in this table were granted in 2001 under the Company's 1999 Nonstatutory Stock Option Plan, and have exercise prices equal to the fair market value on the respective dates of grant.

(2) Potential realizable value is based on an assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten (10)-year option term. Potential realizable value is shown net of exercise price. These numbers are calculated based on the regulations promulgated by the SEC and do not reflect the Company's estimate of future stock price growth.

                           2001 YEAR-END OPTION VALUES

                                NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                       OPTIONS              IN-THE-MONEY OPTIONS AT
                                  AT 2001 YEAR-END              2001 YEAR-END(1)
                             ---------------------------   ---------------------------
NAME                         EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                         -----------   -------------   -----------   -------------
David C. King................   256,983        867,500      $  868,325    $2,608,219
Keith E. Glover..............   302,750        337,918       1,147,226     1,000,187

----------

(1) Represents the difference between the exercise price of the options and the closing price of the Company's Common Stock on December 31, 2001 of $9.92 per share.

EMPLOYMENT ARRANGEMENTS

    The Company has entered into change of control severance agreements with Messrs. King and Glover. Pursuant to the terms of an agreement between the Company and Mr. King, effective as of June 18, 1998, if at any time within two years following a change of control of the Company, Mr. King's employment with the Company is terminated as a result of an involuntary termination or other than for cause, Mr. King is entitled to receive severance payments in an amount equal to two hundred percent (200%) of his annual compensation to be paid over a two-year period, continuation of employee benefits, acceleration of vesting of all unvested stock options and certain outplacement assistance benefits.

    Mr. Glover's agreement with the Company, effective as of June 18, 1998, provides that if at any time within two years following a change of control of the Company, the executive officer's employment with the Company is terminated as a result of an involuntary termination or other than for cause, the executive officer is entitled to receive severance payments in an amount equal to one hundred percent (100%) of his annual compensation to be paid over a one-year period, continuation of employee benefits, acceleration of vesting of all unvested stock options and certain outplacement assistance benefits.

DIRECTOR COMPENSATION

     Beginning in 1996 nonemployee directors received $3,000 each quarter as their sole cash compensation from the Company for their service as members of the Board of Directors and any committees thereof. Directors are also reimbursed for all reasonable expenses incurred in connection with attending Board and Committee meetings. Mr. King, a director who is also an officer of the Company, has been granted options to purchase Common Stock under the 1986 Stock Option Plan and under the 1995 Long-Term Incentive Plan. In addition, all nonemployee directors have received options to purchase Common Stock under the Company's 1986 Stock Option Plan for grants prior to January 1994 and under the 1994 Director Option Plan for grants after December 1993. The 1994 Director Option Plan currently provides that nonemployee directors are automatically granted an initial option to purchase 30,000 shares of Common Stock upon the date such person first becomes a director, whether through election by the stockholders of the Company or appointment by the Board of Directors to fill a vacancy. On January 1 of each year, each nonemployee director is automatically granted an option to purchase 10,000 shares of Common Stock; provided, however, that such grant shall be prorated for the number of whole months the director served during the previous year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors for 2001 was comprised of Dr. Chin and Mr. Denend. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                        PRINCIPAL STOCKHOLDERS OF PROXIM

    The following table sets forth certain information with respect to the beneficial ownership of Proxim common stock as of February 21, 2002 by (w) each person or entity who Proxim knows beneficially owns more than 5% of its common stock, (x) each executive officer of Proxim, (y) each director of Proxim and (z) all executive officers and directors of Proxim as a group. The address for each listed director and executive officer is c/o Proxim, 510 DeGuigne Drive, Sunnyvale, CA 94085. Beneficial ownership is determined in accordance with the rules of the SEC. Percentages for each person are based on 31,383,803 shares outstanding at February 21, 2002, plus the total number of outstanding options or warrants held by such person that are exercisable within 60 days of such date. Shares issuable upon exercise of outstanding options and warrants, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

                                                                                                         PERCENT OF
                                                                                  AMOUNT AND NATURE OF   OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                                              BENEFICIAL OWNERSHIP     SHARES
------------------------------------                                              --------------------   -----------
FMR Corp.(1)....................................................................       3,811,850             12.1%
  82 Devonshire Street
  Boston, Massachusetts 02101
Kopp Investment Advisors, Inc.(2)...............................................       3,352,884             10.7%
  7701 France Avenue South, Suite 500
  Edina, MN 55435
Entities affiliated with UBS O'Connor L.L.C.(3).................................       2,186,056              6.9%
  c/o UBS O'Connor L.L.C.
  10 East 50th Street
  New York, NY 10022
Merrill Lynch & Co., Inc........................................................       1,845,462              5.9%
  World Financial Center, North Tower
  250 Vesey Street
  New York, NY 10381(4)
David C. King(5)................................................................         588,105              1.9%
Raymond Chin(6).................................................................         132,082                *
Leslie G. Denend(7).............................................................          30,000                *
Jeffrey D. Saper(8).............................................................          63,694                *
Keith E. Glover(9)..............................................................         329,806              1.0%
All directors and executive officers as a group(10).............................       1,143,687              3.6%

---------------

*    Represents less than 1%.

(1) Based on Schedule 13G/A filed by such beneficial owner with the SEC on February 14, 2002 and reflects stock held as of December 31, 2001, including 3,811,850 shares as to which FMR Corp. has sole dispositive power and 521,300 shares as to which FMR Corp. has sole voting power.

(2) Based on Schedule 13G/A filed by such beneficial owner with the SEC on January 30, 2002 and reflects stock held as of December 31, 2001, including 2,922,884 shares as to which Kopp Investment Advisors, Inc. has shared dispositive power, 430,000 shares as to which Kopp Investment Advisors, Inc. has sole dispositive power and 739,900 shares to which Kopp Investment Advisors, Inc. has sole voting power.

(3) Comprised of 1,093,028 shares held by PIPES Corporate Strategies Ltd. ("PIPES"), including 182,171 shares issuable upon the exercise of a warrant, and 1,093,028 shares held by UBS Global Equity Arbitrage Master Ltd. ("UBS Global Equity"), including 182,171 shares issuable upon the exercise of a warrant. UBS O'Connor L.L.C. is a registered investment advisor for PIPES and UBS Global Equity and has voting and dispositive power over the shares held by these entities. PIPES and UBS Global Equity have each designated the directors of Proxim as proxies to exercise all voting rights with respect to shares of Proxim that constitute greater than 2% of the outstanding common stock of Proxim entitled to vote as of the record date of such vote. The terms of their warrants restrict PIPES and UBS Global Equity from exercising if such exercise would result in ownership of greater than 2% of the outstanding common stock of Proxim.

(4) Based on Schedule 13G filed by such beneficial owner with the SEC on February 5, 2002 and reflects stock held as of December 31, 2001, including 1,845,462 shares as to which Merrill Lynch & Co., Inc. has shared dispositive power and 1,845,462 shares as to which Merrill Lynch & Co., Inc. has shared voting power.

(5)  Includes options to acquire 271,982 shares.

(6)  Includes options to acquire 65,000 shares.

(7)  Includes options to acquire 30,000 shares.

(8)  Includes options to acquire 60,000 shares.

(9)  Includes options to acquire 311,916 shares.

(10) Includes options to acquire 738,898 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 15, 2001, the Company entered into a guarantee in favor of an investment bank, guaranteeing up to $5,000,000 of the obligations of Mr. King, the Company's Chief Executive Officer, to that investment bank. In consideration for this guarantee, Mr. King entered into a reimbursement and security agreement with the Company pursuant to which Mr. King will be obligated, among other things, to pay a guarantee fee to the Company. The Board of Directors considered the terms and conditions of the guarantee and the reimbursement and security agreement and determined that it was in the best interests of the Company and its stockholders to guarantee Mr. King's obligations.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements: See Index to Financial Statements at Item 8. on page 60 of this Report.

    (2)  Financial Statement Schedules:  See Item 8. on page 60 of this Report.

    (3)  Exhibits:

   EXHIBIT #           DESCRIPTION OF DOCUMENT
   ---------           -----------------------
     2.1(1)            Agreement and Plan of Reorganization by and among Proxim,
                       Inc., WS Acquisition Corp., WaveSpan Corporation and
                       Certain Shareholders of WaveSpan Corporation dated as of
                       November 30, 1999.

     2.2(13)           Agreement and Plan of Reorganization by and among Western
                       Multiplex Corporation, Walnut-Pine Merger Corp. and
                       Proxim, Inc. dated January 16, 2002.

     3.1(14)           Restated Certificate of Incorporation.

     3.2(14)           Certificate of Designation of Rights Preferences and
                       Privileges of Series A Participating Preferred Stock.

     3.3(14)           Certificate of Amendment of Restated Certificate of
                       Incorporation.

     3.4(2)            Bylaws of Registrant.

     3.5(8)            Preferred Shares Rights Agreement.

     3.6(15)           Amended and Restated Preferred Shares Rights Agreement.

     3.7(16)           First Amendment to Amended and Restated Preferred Shares
                       Rights Agreement.

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

     4.7(17)           Common Stock and Warrant Purchase Agreement dated as of
                       November 27, 2001 by and between Proxim, Inc. and each of the purchasers named in Exhibit A thereto.

     4.8(17)           Form of Proxim, Inc. Common Stock Warrant issued to each of the purchasers (other than UBS Global Equity Arbitrage Master Ltd.
                       and PIPES Corporate Strategies Ltd.) in connection with the
                       Common Stock and Warrant Purchase Agreement dated as of
                       November 27, 2001.

     4.9(17)           Form of Proxim, Inc. Common Stock Warrant issued to UBS Global
                       Equity Arbitrage Master Ltd. and PIPES Corporate Strategies
                       Ltd. in connection with the Common Stock and Warrant
                       Purchase Agreement dated as of November 27, 2001.

     4.10(17)          Form of Irrevocable Proxy executed by each of UBS Global
                       Equity Arbitrage Master Ltd. and PIPES Corporate Strategies
                       Ltd. in connection with the Common Stock and Warrant
                       Purchase Agreement dated as of November 27, 2001.

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

    10.8(5)(7)         1994 Director Option Plan and form of Subscription
                       Agreement.

    10.9(6)(7)         1995 Long-Term Incentive Plan and form of Subscription
                       Agreement.

    10.10(7)(9)        Change of Control Severance Agreement entered into June
                       18, 1998 between Registrant and David C. King.

    10.12(7)(9)        Change of Control Severance Agreement entered into June
                       18, 1998 between Registrant and Keith E. Glover.

    10.13(10)          Sublease Agreement between Applied Materials , Inc.
                       (sublandlord) and Proxim, Inc. (subtenant) dated March 3,
                       1999.

    10.14(7)(11)       1999 Nonstatutory Stock Option Plan and form of
                       Subscription Agreement.

    10.15(7)(18)       Reimbursement and Security Agreement with David C. King
                       dated March 15, 2001.

    23.1               Consent of Independent Accountants.

(b) Reports on Form 8-K:

    A current report on Form 8-K (File No. 000-22700) was filed pursuant to the Securities and Exchange Act of 1934, as amended, on November 28, 2001, to report a completed private placement of common stock and warrants to institutional investors.

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

(3) Incorporated by reference to the Registrant's report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2000.

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

(13) Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2002.

(14) Incorporated by reference to the Registrant's report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2001.

(15) Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on July 21, 1997.

(16) Incorporated by reference to the Registrant's Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on February 22, 2002.

(17) Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2001.

(18) Incorporated by reference to the Registrant's report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 25th day of February, 2002.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated:


              SIGNATURE                                  TITLE                                 DATE
              ---------                                  -----                                 ----
          /s/   DAVID C. KING             Chairman of the Board of Directors,            February 25, 2002
------------------------------------     President and Chief Executive Officer
            (David C. King)                  (Principal Executive Officer)


         /s/   KEITH E. GLOVER        Vice President of Finance and Administration,      February 25, 2002
------------------------------------          and Chief Financial Officer
           (Keith E. Glover)          (Principal Financial and Accounting Officer)


          /s/   RAYMOND CHIN                            Director                         February 25, 2002
------------------------------------
            (Raymond Chin)

        /s/   LESLIE G. DENEND                          Director                         February 25, 2002
------------------------------------
          (Leslie G. Denend)

        /s/   JEFFREY D. SAPER                   Director and Secretary                  February 25, 2002
------------------------------------
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

     2.2(13)           Agreement and Plan of Reorganization by and among Western
                       Multiplex Corporation, Walnut-Pine Merger Corp. and
                       Proxim, Inc. dated January 16, 2002.

     3.1(14)           Restated Certificate of Incorporation.

     3.2(14)           Certificate of Designation of Rights Preferences and
                       Privileges of Series A Participating Preferred Stock.

     3.3(14)           Certificate of Amendment of Restated Certificate of
                       Incorporation.

     3.4(2)            Bylaws of Registrant.

     3.5(8)            Preferred Shares Rights Agreement.

     3.6(15)           Amended and Restated Preferred Shares Rights Agreement.

     3.7(16)           First Amendment to Amended and Restated Preferred Shares
                       Rights Agreement.

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

     4.7(17)           Common Stock and Warrant Purchase Agreement dated as of
                       November 27, 2001 by and between Proxim, Inc. and each of the purchasers named in Exhibit A thereto.

     4.8(17) Form of Proxim, Inc. Common Stock Warrant issued to each of the purchasers (other than UBS Global Equity Arbitrage
                       Master Ltd. and PIPES Corporate Strategies Ltd.) in connection with the Common Stock and Warrant Purchase
                       Agreement dated as of November 27, 2001.

     4.9(17)           Form of Proxim, Inc. Common Stock Warrant issued to UBS
                       Global Equity Arbitrage Master Ltd. and PIPES Corporate
                       Strategies Ltd. in connection with the Common Stock and Warrant Purchase Agreement dated as of November 27, 2001.

     4.10(17)          Form of Irrevocable Proxy executed by each of UBS Global
                       Equity Arbitrage Master Ltd. and PIPES Corporate Strategies
                       Ltd. in connection with the Common Stock and Warrant
                       Purchase Agreement dated as of November 27, 2001.

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

    10.8(5)(7)         1994 Director Option Plan and form of Subscription
                       Agreement.

    10.9(6)(7)         1995 Long-Term Incentive Plan and form of Subscription
                       Agreement.

    10.10(7)(9)        Change of Control Severance Agreement entered into June
                       18, 1998 between Registrant and David C. King.

    10.12(7)(9)        Change of Control Severance Agreement entered into June
                       18, 1998 between Registrant and Keith E. Glover.

    10.13(10)          Sublease Agreement between Applied Materials, Inc.
                       (sublandlord) and Proxim, Inc. (subtenant) dated March 3,
                       1999.

    10.14(7)(11)       1999 Nonstatutory Stock Option Plan and form of
                       Subscription Agreement.

    10.15(7)(18)       Reimbursement and Security Agreement with David C. King
                       dated March 15, 2001.

    23.1               Consent of Independent Accountants.

----------

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

(13) Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2002.

(14) Incorporated by reference to the Registrant's report on Form 10-K filed with the Securities and Exchange Commission on February 7, 2001.

(15) Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on July 21, 1997.

(16) Incorporated by reference to the Registrant's Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on February 22, 2002.

(17) Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2001.

(18) Incorporated by reference to the Registrant's report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001.